Form 10QSB
period 2000-03-31
MONTGOMERY REALTY GROUP INC
filed 2000-05-22
CIK 1050835

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                          MONTGOMERY REALTY GROUP, INC.

                NEVADA                                     88-0377199
    (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                    Identification No.)


                        400 Oyster Point Blvd., Suite 415
                          South San Francisco, CA 94080
                    (Address of principal executive offices)

                                 (650) 266-8080
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

The number of shares outstanding of the registrant's common stock as of May 16, 2000: 16,500,000

                          MONTGOMERY REALTY GROUP, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS

   Item                   Description                                      Page
----------  -------------------------------------------------------------- -----
                      Part I. Financial Information

    1.      Consolidated Balance Sheets...................................   3
    1.      Consolidated Statements of Income.............................   4
    1.      Consolidated Statements of Cash Flows.........................   5
            Notes to Consolidated Financial Statements....................   6
    2.      Management's Discussion and Analysis or Plan of Operation.....   7

                       Part II. Other Information

    6.      Exhibits and Reports on Items in Form 8-K.....................  13
            Signatures....................................................  14


                                     PART I.
                          ITEM 1. FINANCIAL STATEMENTS
MONTGOMERY REALTY GROUP, INC.

BALANCE SHEETS  (UNAUDITED)
MARCH 31, 2000 AND DECEMBER 31, 1999
---------------------------------------------------------------------------------------------------------------------
                                                                                         March 31,     December 31,
                                                                                           2000            1999
                                                                                           ----            ----
ASSETS

PROPERTY:
  Land                                                                                  $  2,699,500    $   2,699,500
  Building                                                                                 5,040,000        5,040,000
  Improvements                                                                             3,279,384        3,279,384
                                                                                        ------------    -------------
           Total                                                                          11,018,884       11,018,884

  Less accumulated depreciation                                                           (2,561,004)      (2,505,378)
                                                                                        ------------    -------------

           Property, net                                                                   8,457,880        8,513,506

CASH                                                                                          48,491          134,361

TENANT RECEIVABLES                                                                            19,477           31,137

PREPAID EXPENSES AND OTHER ASSETS                                                            166,120           36,949

DEFERRED LEASE COMMISSIONS                                                                    13,448           13,995

DEFERRED LOAN COSTS                                                                          126,060          134,906

DEFERRED RENT RECEIVABLE                                                                      25,175           40,425

DEFERRED TAX ASSET                                                                         1,516,830        1,492,435
                                                                                        ------------    -------------
TOTAL ASSETS                                                                            $ 10,373,481    $  10,397,714
                                                                                        ============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Notes payable                                                                         $ 12,312,805    $  12,338,166
  Loan from stockholder                                                                      100,000               --
  Accounts payable                                                                            33,732           67,292
  Accrued interest                                                                            67,192           68,112
  Security deposits and prepaid rent                                                          62,348          103,150
                                                                                        ------------    -------------
TOTAL LIABILITIES                                                                         12,576,077       12,576,720
                                                                                        ------------    -------------

STOCKHOLDERS' DEFICIT:

  Common stock, $0.001 par value;  authorized  80,000,000 shares;
    issued and outstanding,  16,500,000  shares at March 31, 2000
    and, December 31, 1999                                                                    16,500           16,500
  Preferred  stock,  $0.001  par  value;   authorized  20,000,000
    shares;  no shares issued and  outstanding  at March 31, 2000
    and December 31, 1999                                                                          -                -
  Additional capital                                                                       1,692,742        1,692,742
  Accumulated deficit                                                                     (3,911,838)      (3,888,248)
                                                                                        ------------    -------------
TOTAL STOCKHOLDERS' DEFICIT                                                               (2,202,596)      (2,179,006)
                                                                                        ------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $ 10,373,481    $  10,397,714
                                                                                        ============    =============

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS  (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------

                                                                                          2000              1999
                                                                                          ----              ----
REVENUES:
  Rent                                                                                  $    355,991    $     337,947
  Other                                                                                          145              498
                                                                                        ------------    -------------
      Total revenues                                                                         356,136          338,445
                                                                                        ------------    -------------
EXPENSES:
  Real estate taxes                                                                           24,931           26,466
  Utilities                                                                                    3,254            2,964
  Repairs and maintenance                                                                      2,608            2,107
  General building                                                                             5,531            4,435
  Administration                                                                              29,070           18,767
  Insurance                                                                                    5,576            4,912
  Management fee                                                                              22,500           20,599
  Depreciation                                                                                55,626           55,087
  Amortization (Note 1)                                                                       23,411           14,042
                                                                                        ------------    -------------
           Total expenses                                                                    172,507          149,379
                                                                                        ------------    -------------

INCOME BEFORE INTEREST EXPENSE
  AND INCOME TAXES                                                                           183,629          189,066

INTEREST EXPENSE, NET                                                                       (231,614)        (227,973)
                                                                                        ------------    -------------
LOSS BEFORE INCOME TAXES                                                                     (47,985)         (38,907)

INCOME TAX BENEFIT                                                                            24,395               --
                                                                                        ------------    -------------

NET LOSS                                                                                $    (23,590)   $     (38,907)
                                                                                        ============    =============
NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED                                                                     $     (0.001)   $      (0.002)
                                                                                        ============    =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                       16,500,000       16,000,000
                                                                                        ============    =============

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF CASH FLOWS  (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------
                                                                                             2000            1999
                                                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                  $  (23,590)      $ (38,907)
  Depreciation and amortization                                                                 79,037          69,129
  Deferred rent receivable                                                                      15,250          33,087
  Deferred taxes                                                                               (24,395)             --
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Tenant receivables                                                                          11,660          (1,062)
    Prepaid expenses and other assets                                                          (15,684)          5,884
    Accounts payable                                                                           (33,560)          3,242
    Accrued interest                                                                              (920)          5,621
    Security deposits and prepaid rent                                                         (40,802)         18,902
    Other                                                                                            --          8,784
                                                                                            ----------       ---------
           Net cash (used in) provided by operating activities                                 (33,004)        104,680
                                                                                            ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of loan costs                                                                        (14,018)             --
                                                                                            ----------       ---------
           Net cash used in investing activities                                               (14,018)             --
                                                                                            ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                                      100,000              --
  Escrow deposit for note payment                                                             (113,487)             --
  Payments on notes payable                                                                    (25,361)         (9,540)
  Distributions                                                                                     --         (95,000)
                                                                                            ----------       ---------
           Net cash used in financing activities                                               (38,848)       (104,540)
                                                                                            ----------       ---------
(DECREASE) INCREASE IN CASH                                                                    (85,870)            140

CASH, BEGINNING OF PERIOD                                                                      134,361             130
                                                                                            ----------       ---------
CASH, END OF PERIOD                                                                         $   48,491       $     270
                                                                                            ==========       =========

See notes to the financial statements.

                          MONTGOMERY REALTY GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1:       BASIS OF PRESENTATION

      The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Montgomery's financial position and results of operations for the interim period. Such statements have been prepared from Montgomery's accounting records in accordance with the instructions to Form 10-QSB, and should be used in conjunction with Montgomery's Registration Statement on Form 10-SB, as amended, including the financial statements and notes thereto.

NOTE 2:       TRANSACTIONS WITH AFFILIATE

      Property management fees of $22,500 and $20,599 were paid to an affiliate of the majority stockholder for the three months ended March 31, 2000 and 1999, respectively.

NOTE 3:       BASIC AND DILUTED INCOME (LOSS) PER SHARE OF BENEFICIAL INTEREST

      Basic and diluted income (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding of 16,500,000 and 16,000,000 for the three months ended March 31, 2000 and 1999, respectively.

NOTE 4:       LOAN FROM STOCKHOLDER

      On March 27, 2000, Montgomery borrowed $100,000 from its majority stockholder. The loan bears interest at 10% and is due on March 31, 2001. The proceeds from the loan were used to reduce the principal of the Redwood Bank mortgage (Note 5).

NOTE 5:       SUBSEQUENT EVENTS

      On March 23, 2000, the $1,999,000 mortgage on the Eccles Project matured. The lender, Redwood Bank, had already made a commitment to extend the term of the loan and on April 4, 2000, loan extension documents were recorded. The new maturity date on the loan is March 31, 2001. As part of the extension, principal was reduced by $100,000.

      On May 2, 2000, Montgomery entered into a written contract to sell the Eccles Project land to Sand Hill Property Company for approximately $14,500,000. The contract calls for a closing on or about January 2, 2001, subject to various conditions, including the satisfaction by the buyer of certain due diligence contingencies and Montgomery obtaining appropriate planning department permits so as to allow the construction of a 200,000 square foot office building at the site.

      The $545,000 mortgage on the San Ramon Retail Center matures June 1, 2000. The lender, Gross Mortgage Company, has indicated a willingness to extend the term of the loan for up to one additional year. Montgomery is also pursuing alternate financing. (See Financing Activities).

                                     ******

                                     PART I.
        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information May Prove Inaccurate

         This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend" and similar words and expressions. Statements that describe future strategic plans, goals or objectives of Montgomery Realty Group, Inc. ("Montgomery") are also forward-looking statements. Montgomery intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act.

         Readers of this report are cautioned that any forward-looking statements, including those regarding Montgomery or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties. The forward-looking information is based on present circumstances and on Montgomery's predictions respecting events that have not occurred, which may not occur or which may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. The forward-looking statements included in this report are made only as of the date of this report. Montgomery is not obligated to update such forward-looking statements to reflect subsequent events or circumstances.

         The following discussion should be read in conjunction with the Financial Statements of Montgomery and the Notes thereto.

Overview

         Montgomery is a real estate company that emphasizes investment in both development real estate assets and income-producing real estate assets. Montgomery is engaged in the ownership, leasing, management, operation, development, redevelopment, acquisition, and sale of real estate assets in the Greater San Francisco Bay Area. Montgomery currently owns retail shopping centers and an office building. The lease space is currently 100% occupied. Montgomery also owns an undeveloped parcel of land referred to as the "Eccles Project" in South San Francisco. As discussed in more detail below, Montgomery has recently entered into a binding contract to sell the Eccles Project for approximately $14,500,000. Montgomery conducts all of its real property management and brokerage activities through a written agreement with a related corporation, Diversified Investment & Management Corporation ("DIMC"), which is 100% owned by Montgomery's majority stockholder, Mr. Maniar. Mr. Maniar currently owns in excess of 96% of the stock of Montgomery.

Basis of Presentation of Financial Information

         Montgomery's financial condition and results of operations were substantially changed by the acquisition of its four (4) properties from Mr. Maniar in June 1999. The acquisition of the four properties was accounted for as a "reverse acquisition" whereby, for accounting purposes, the properties acquired Montgomery under the purchase method of accounting and, due to the lack of significant business operations by Montgomery prior to the June 8, 1999 acquisition, the transaction was reported as a recapitalization. Consistent with reverse acquisition accounting: (i) the comparative results of operations for the periods ended March 31, 2000 and March 31, 1999 therefore show revenue and expense from the properties, with the March 31, 2000 operations also reflecting Montgomery's additional expenses of conducting business as a public company; (ii) all properties, assets, liabilities and accumulated deficit are reflected at the properties' combined historical cost (as the accounting acquiror); and (ii) the preexisting outstanding shares of Montgomery (the accounting acquiree) are reflected at their net cash value as if issued on June 8, 1999. In addition, the benefit of deferred tax asset generated by the contribution of the properties to Montgomery by Mr. Maniar with a tax basis in excess of book basis has been recorded both as an asset and as additional paid in capital. Distributions shown in the accompanying statement of stockholders' deficit represent the properties' cash flows and the refinancing proceeds distributed to Mr. Maniar prior to the reverse acquisition on June 8, 1999. No distributions have been made to Mr. Maniar or other shareholders subsequent to the June 8, 1999 transfer, and no special distributions to Mr. Maniar or other shareholders are planned for the future.

Results of Operations

         Montgomery's net loss for the first quarter decreased from $38,907 to $23,590 for the period ended March 31, 2000, or 39.4%, as compared to the same quarter in 1999.

         Montgomery's total revenues for the first quarter increased from $338,445 to $356,136, or 5.2%, from 1999 to 2000, primarily because of two factors: (a) rental payments commencing November 1999 under a new lease with AlphaGraphics 503 at the San Ramon Retail Center; and (b) rental increases that took effect December 1, 1999, in the base rent paid by Keker and Van Nest, the sole tenant.

         Total operating expenses for the first quarter increased from $149,379 to $172,507, or 15.5%, from 1999 to 2000. While most operating expenses showed expected variations due to variable costs, administrative costs increased from $18,767 in 1999 to $29,070 in 2000, or 54.8%. This increase was due primarily to the increased costs of outside accounting and legal services associated with the public company status of Montgomery. Management fees for the first quarter increased from $20,599 in 1999 to $22,500 in 2000, or 9.2%. This increase is due primarily to Montgomery paying the fixed minimum property management fees of $7,500 per month, as required by the June 1999 management agreement between Montgomery and DIMC in 2000, rather than the 3% of gross receipts otherwise charged. The contract between Montgomery and DIMC calls for payment of the greater of the minimum monthly amount (which increases annually) or 3% of gross receipts.

         Net interest expense for the first quarter increased from $227,973 to $231,614, or 1.6%, from 1999 to 2000, due primarily to increases in the prime interest rate on the Eccles Project loan with Redwood Bank.

Liquidity and Capital Resources

         Montgomery has met its requirements for liquidity and capital resources principally from cash provided by operations, refinancing and realization of equity.

         Operating Activities

         Operating activities for the first quarter of 1999 provided net cash of $104,680 compared to net cash used in operating activities for the first quarter of 2000 of $33,004, a decrease of $137,684, or 131.5%. A significant portion of this decrease consists in part of a decrease in prepaid expenses. Prepaid expenses were $166,120 for the period ended March 31, 2000, as compared to prepaid expenses of only $36,949 for the period ended December 31, 1999. This difference consists of: (a) $113,487 shown as a prepaid expense as of March 31, 2000, which sum represents both the principal reduction and the loan extension cost associated with the mortgage extension (which closed April 4, 2000) for the Eccles Project; (b) increase in tax impound accounts of $34,260; and (c) variations in the amount of prepaid insurance and real estate taxes of only $18,373 at March 31, 2000, as compared to $36,949 at December 31, 1999. Additional major uses of cash were the use of prepaid rent existing at December 31, 1999, of $103,150, leaving only $62,348 of prepaid rent at March 31, 2000, a difference of $40,802. Other variations in balance sheet accounts constitute the balance of the cash used in operating activities. Noncash expenses related to depreciation and amortization were $69,129 and $79,037 for 1999 and 2000, respectively.

         Investing Activities

         Cash flow used in investing activities in the first quarter used $14,018 in 2000, while none was used in the first quarter of 1999, a decrease in cash flow of $14,018. This decrease in cash flow from investing activities arises from the loan costs incurred in connection with the previous refinancing of the San Ramon Retail Center.

         Financing Activities

         Montgomery's financing activities reflect the results of its debt and equity transactions. During the first quarter of 2000, financing activities used net cash of $38,848, due to three factors: (a) Montgomery's borrowing of $100,000 from its principal stockholder, Mr. Maniar; (b) the amortization of principal of $25,361 in connection with the loans on the Keker and Van Nest Office Building and the Orchard Supply Shopping Center; and (c) Montgomery's funding $113,487 into escrow for the Eccles Project mortgage loan extension. During the first quarter of 1999, financing activities used $104,540 associated with loan costs connected with the refinancing of Montgomery's properties, particularly the Keker and Van Nest Office Building and the Orchard Supply Shopping Center.

         In the first quarter of 1999, distributions of $95,000 were made to Mr. Maniar, who directly owned the properties at that time. This distribution was made from the proceeds of the refinancing of the Keker and Van Nest Office Building in December 1998. No distributions of cash from refinancings have been made to Mr. Maniar for any period after Mr. Maniar transferred the properties to Montgomery on June 8, 1999, nor are any such distributions planned for the future.

         The mortgage loan on the Eccles Project was renewed on April 4, 2000. The loan, which was originally due March 23, 2000, was extended until March 31, 2001. As part of the extension, Montgomery reduced the principal balance on the loan by $100,000 such that the outstanding balance is now $1,899,000. The loan from Redwood Bank bears interest at the prime rate plus 1% and is payable monthly, interest only. Mr. Maniar has personally guaranteed the loan.

         Montgomery borrowed from its principal stockholder, Mr. Maniar, the sum of $100,000 so that the principal reduction of the Eccles Project mortgage loan could be made without reducing Montgomery's working capital. The loan from Mr. Maniar is for a one-year term, maturing March 31, 2001, with interest thereon at 10% per annum. The loan from Mr. Maniar is not secured.

         The loan on the San Ramon Retail Center is currently due June 1, 2000. Gross Mortgage Company has agreed to extend the term of the loan for up to one year. At the same time, however, a loan application has been made with Affinity Bank for an $800,000 mortgage loan to replace the Gross Mortgage Company loan (the "Affinity Loan"). The Affinity Loan would be a ten-year loan with thirty-year amortization at an interest rate lower than the Gross Mortgage loan. By restructuring the existing debt on the San Ramon Retail Center, Montgomery believes that it can maintain substantially equal monthly loan payments, while pulling out approximately $250,000 of equity in the form of cash. Affinity Bank is currently processing Montgomery's loan application. An appraisal is currently being performed and Montgomery expects that Affinity will likely issue a commitment by June 1, 2000.

         Montgomery's policy is to structure its real estate refinancing, whenever practical, so that the property will continue to provide sufficient cash flow to meet or exceed requirements for related mortgage amortization and operating expenses. Montgomery's goal in refinancing properties is to convert equity to cash, provided the current cash flow from a property is sufficiently positive so as to permit adequate debt service coverage, coupled with positive cash flow. This strategy allows Montgomery to obtain cash capital from the increases in real estate equity that arises by reason of the appreciation in the value of the underlying properties. Montgomery's policy of refinancing "equity" so as to provide additional cash is based upon management's policy that total debt service costs should remain relatively constant.

         Equity in Real Estate

         Montgomery has net cash flow from its current activities, which it believes it will be able to continue on a long term basis, providing sufficient cash to cover activities other than new acquisitions or developments while sheltering cash flow from income tax by reason of the net taxable loss that is generated by depreciation and amortization. While Montgomery is able to realize cash flow from refinancing of existing assets such as the San Ramon Retail Center as discussed above, Montgomery's principal methods for obtaining acquisition and development capital come from either: (a) additional financing activities as discussed above; or (b) the sale or exchange of existing real estate assets so as to realize a cash or trade value from the equity generated by appreciation of real estate assets. Absent additional capital from financing activities or the sale or exchange of real estate assets, Montgomery may not have sufficient cash flow to fund expansions or acquisitions.

         Based upon independent appraisals performed between October 1998 and November 1999, Montgomery's properties had a value of approximately $23,340,000, as compared to the historical cost, net of depreciation of $8,513,506 with which such properties are reported in Montgomery's financial statements as of December 31, 1999. The related indebtedness secured by such properties totaled $12,338,166 as of December 31, 1999. The difference of $14,826,494 represents an important financial resource for the Company. Montgomery is able to profit from this important resource in two ways: (a) by pulling out equity in the form of cash through favorable refinancings such as the pending Affinity Loan; and (b) the sale or exchange of properties which have appreciated in value.

         The Eccles Project was appraised at $8,950,000 in November 1999 and in May 2000 a contract for the sale of the Eccles Project land to Sand Hill Property Company was entered into with an aggregate sale price of approximately $14,500,000 (as discussed below). Management believes that the excess of the contract price represents both: (a) a conservatism in real estate appraisals; and (b) favorable market conditions in the South San Francisco, California area due to its location between San Francisco and the Silicon Valley. The sale of the Eccles Project land represents Montgomery's primary method of realizing cash from the equity in appreciated properties.

         Montgomery intends to use the proceeds from the sale of the Eccles Project land for acquisition of additional real estate. Said acquisitions of additional properties may be accomplished either directly or indirectly. Montgomery may directly reinvest the proceeds in one or more new properties that currently produce income, have potential for substantial appreciation, or both. Consistent with its policy of investing in real properties in the Greater San Francisco Bay area, management has already commenced a search for new office buildings, shopping centers and other real estate investments. Timely identification of a direct reinvestment in new real estate may allow Montgomery to structure the sale of the Eccles Project land as a tax-free exchange under Internal Revenue Code Section 1031.

         Montgomery may indirectly reinvest the proceeds by entering into joint ventures or other business relationships whereby the real estate assets of a Real Estate Investment Trust (REIT) may be acquired.

         Capital Requirements

         Montgomery plans to expand its asset base in the future. Expansion is currently focused upon the sale of the Eccles Project land to Sand Hill Property Company. As discussed below, Montgomery currently anticipates net proceeds from the sale of the Eccles Project of $12,000,000. Through direct tax free exchanges, Montgomery anticipates that approximately $48,000,000 of new properties can be acquired, depending upon various factors, such as market capitalization rates, commercial loan interest rates and loan to value ratios, credit worthiness of tenants, length of leases, and similar matters.

         The Eccles Project currently generates a net loss due to its carrying costs, which costs are not offset by an income generating tenant. The successful sale of the Eccles Project and the acquisition of new properties, would allow Montgomery to increase its net income substantially. Although no specific assets have been identified at this time, management believes that the Greater San Francisco Bay Area provides a 9% return on investment with respect to real estate acquisitions, such that $48,000,000 of new income producing properties would generate net operating income (before debt service) of approximately $4,320,000. Subject to changes in the real estate debt market, commercial mortgages are generally running about 9.3% interest, such that aggregate debt service on $48,000,000 of new real estate, encumbered by 75% loan to value mortgage debt, would generate interest expense of approximately $3,348,000. Montgomery's management believes that net income (before depreciation) of approximately $972,000 per year could be obtained by reinvesting the Eccles Project capital in new income producing properties.

         Montgomery believes that diversification is the key to long term real estate industry viability and success. Therefore, Montgomery plans to diversify it current portfolio with future acquisitions of income producing real estate and/or real estate with development potential. Montgomery will seek the capital for such growth and diversification through a combination of asset sales or exchanges, refinancings through commercial loan sources, as well as through the sale of debt or equity securities. With the exceptions of the Eccles Project sale and the Affinity Loan there are no current plans to raise additional capital at this time.

         Eccles Sale

         On May 2, 2000, Montgomery entered into a binding contract for the sale by Montgomery of its Eccles Project land to Sand Hill Property Company ("Buyer") for an aggregate sale price of approximately $14,500,000. Montgomery's historical cost basis is $539,500. The Eccles Land is encumbered by a mortgage in the principal amount of approximately $1,899,000 in favor of Redwood Bank. Montgomery is responsible for sales commissions and closing costs, estimated at $550,000. After payment of the mortgage and closing costs, Montgomery will net approximately $12,050,000.

         The final sales price is adjustable and is based upon delivery by Montgomery of the Eccles Project land with development rights for a 200,000 square foot office building. These additional development rights, which are a contingency to the sale, call for Montgomery to obtain approvals from the South San Francisco Planning Department of plans and specifications for the proposed building (the "Entitlements"). The final sales price of the Eccles Project land will be calculated based upon a formula of $72.50 per square foot of
Entitlements. Montgomery must deliver at least 175,000 square feet of Entitlements and will not be paid for more than 250,000 square feet of
Entitlements.   Therefore,   the  final
price can vary from $12,687,500 to $18,125,000. Management believes that the Entitlement contingency will be satisfied.

         The Buyer has the option to purchase the Eccles Project land at $14,500,000 until July 2, 2000, regardless of the status of the Entitlements. Hence, the Buyer has the ability to avoid paying for Entitlements over and above the 200,000 square feet estimated, but only if the Buyer elects to purchase the Eccles Project land within the next 45 days. The contract calls for Montgomery to obtain Entitlements not later than October 2, 2000. If Montgomery does not obtain the Entitlements by that date, the Buyer is permitted to terminate the contract but Montgomery is not subject to any penalty.

         Montgomery has agreed to incur ordinary Entitlement costs, subject to reimbursement of up to $75,000 by Buyer at the closing. Buyer has agreed to pay for any extraordinary Entitlement costs. Buyer is to perform its own due diligence investigation of the Eccles Project land for suitability, environmental conditions, soil conditions and other related matters. Said due diligence contingencies must be paid for by the Buyer and removed to the Buyer's satisfaction. Failure of any of these due diligence contingencies permits the Buyer to terminate the contract.

         The contract calls for and the Buyer has deposited $100,000 as a good faith deposit. After the satisfaction of the due diligence conditions, the Buyer must increase its deposit to $500,000. Upon satisfaction of the Entitlement contingency, the Buyer's deposit must be increased to $1,000,000.

         Montgomery has the right, but not the obligation, to delay the closing beyond the contract's January 2, 2001 closing date, for up to a maximum of 90 additional days, to assist Montgomery in identifying one or more new properties for purposes of structuring the sale as a tax-free exchange under Internal Revenue Code Section 1031. Other requirements must be met in order for Montgomery to qualify under the tax-free exchange provisions. Montgomery cannot assure that it will be able to identify properties or meet the requirements that would enable Montgomery to structure the sale as a tax-free exchange under
Section 1031.

         Montgomery's structuring of the sale of the Eccles Project as a tax-free exchange for Internal Revenue purposes would not, however, avoid the recognition of an income tax expense for financial statement purposes under GAAP, although the existing deferred tax asset of $1,478,242 would be used first. Estimated tax expense for financial statement purposes would be in excess of $5,000,000.

                                    PART II.
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are included as part of this report:

                 SEC
   Exhibit    Reference
   Number      Number                    Title of Document
-----------  -----------   -----------------------------------------------------
   Item 10                 Material Contracts
-----------  -----------   -----------------------------------------------------
    10.01        10        Purchase and Sale Agreement between Montgomery Realty
                           Group, Inc. and San Hill Property Company effective
                           May 2, 2000.

   Item 27                 Financial Data Schedule
-----------  -----------   -----------------------------------------------------
    27.01        27        Financial Data Schedule

(b)      Reports on Form 8-K

         During the quarter ended March 31, 2000, Montgomery filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, who has been duly authorized to execute this Form 10-QSB on behalf of Montgomery.

                                                 MONTGOMERY REALTY GROUP, INC.
                                                 (Registrant)



Date:  May 22, 2000                              By: /s/ Dinesh Maniar
                                                     -----------------------
                                                     President