Form 10QSB
period 2000-06-30
MONTGOMERY REALTY GROUP INC
filed 2000-08-14
CIK 1050835

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock as of August 8, 2000: 16,500,000

                          MONTGOMERY REALTY GROUP, INC.

                              INDEX TO FORM 10-QSB

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of June 30, 2000 and December 31, 1999...........3

         Statements of Operations for the six months ended
         June 30, 2000 and 1999.............................................4

         Statements of Operations for the three months ended
         June 30, 2000 and 1999.............................................5

         Statements of Cash Flows for the six months ended
         June 30, 2000 and 1999.............................................6

         Notes to Financial Statements......................................7

Item 2.  Management's Discussion and Analysis or Plan of Operations.........9

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K..................................13

Signatures.................................................................13


MONTGOMERY REALTY GROUP, INC.

BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999
-------------------------------------------------------------------------------------------------------------------------

                                                                                             June 30,       December 31,
                                                                                               2000             1999
                                                                                            -----------     -----------
ASSETS

PROPERTY:
  Land                                                                                      $ 2,699,500     $ 2,699,500
  Building                                                                                    5,040,000       5,040,000
  Improvements                                                                                3,279,384       3,279,384
                                                                                            -----------     -----------
           Total                                                                             11,018,884      11,018,884

  Less accumulated depreciation                                                              (2,612,806)     (2,505,378)
                                                                                            -----------     -----------
           Property, net                                                                      8,406,078       8,513,506

CASH                                                                                             67,249         134,361

TENANT RECEIVABLES                                                                                9,290          31,137

PREPAID EXPENSES AND OTHER ASSETS                                                                51,667          36,949

DEFERRED LEASE COMMISSIONS                                                                       12,902          13,995

DEFERRED LOAN COSTS                                                                             122,004         134,906

DEFERRED RENT RECEIVABLE                                                                         27,180          40,425

DEFERRED TAX ASSET                                                                            1,541,200       1,492,435

TOTAL ASSETS                                                                                $10,237,570     $10,397,714
                                                                                            -----------     -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Notes payable                                                                             $12,189,132     $12,338,166
  Loan from stockholder                                                                         100,000               -
  Accounts payable                                                                               46,198          67,292
  Accrued interest                                                                               67,017          68,112
  Security deposits and prepaid rent                                                             67,202         103,150
                                                                                            -----------     -----------
TOTAL LIABILITIES                                                                            12,469,549      12,576,720
                                                                                            -----------     -----------
STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value; authorized 80,000,000 shares;
    issued and outstanding, 16,500,000 shares at June 30, 2000 and,
    December 31, 1999                                                                            16,500          16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares; no
    shares issued and outstanding at June 30, 2000 and December 31, 1999                              -               -
  Additional capital                                                                          1,692,742       1,692,742
  Accumulated deficit                                                                        (3,941,221)     (3,888,248)
                                                                                            -----------     -----------
TOTAL STOCKHOLDERS' DEFICIT                                                                  (2,231,979)     (2,179,006)
                                                                                            -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                 $10,237,570     $10,397,714
                                                                                            -----------     -----------

See notes to the financial statements.


MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------

                                                                                               2000            1999
                                                                                            -----------     -----------
REVENUES:
  Rent                                                                                      $   712,832     $   683,042
  Other                                                                                             304             498
                                                                                            -----------     -----------
           Total revenues                                                                       713,136         683,540
                                                                                            -----------     -----------
EXPENSES:
  Real estate taxes                                                                              52,586          52,932
  Utilities                                                                                       7,641           5,928
  Repairs and maintenance                                                                        15,276           4,214
  General building                                                                               10,055           8,870
  Administration                                                                                 61,186          36,785
  Insurance                                                                                      11,318           9,824
  Management fee                                                                                 47,500          41,258
  Depreciation                                                                                  107,430         110,174
  Amortization                                                                                   30,513          28,084
                                                                                            -----------     -----------
           Total expenses                                                                       343,505         298,069
                                                                                            -----------     -----------
INCOME BEFORE INTEREST EXPENSE
  AND INCOME TAXES                                                                              369,631         385,471

INTEREST EXPENSE, NET                                                                          (471,369)       (455,946)
                                                                                            -----------     -----------
LOSS BEFORE INCOME TAXES                                                                       (101,738)        (70,475)

INCOME TAX BENEFIT                                                                               48,765               -

NET LOSS                                                                                    $   (52,973)    $   (70,475)
                                                                                            ===========     ===========
NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED                                                                         $    (0.003)    $    (0.004)
                                                                                            ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                          16,500,000      16,063,889
                                                                                            ===========     ===========

See notes to the financial statements.


MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------
                                                                                               2000             1999
                                                                                            -----------     -----------
REVENUES:
  Rent                                                                                      $   356,841     $   345,095
  Other                                                                                             159
                                                                                            -----------     -----------
           Total revenues                                                                       357,000         345,095
                                                                                            -----------     -----------
EXPENSES:
  Real estate taxes                                                                              27,655          26,466
  Utilities                                                                                       4,387           2,964
  Repairs and maintenance                                                                        12,668           2,107
  General building                                                                                4,524           4,435
  Administration                                                                                 32,116          18,018
  Insurance                                                                                       5,742           4,912
  Management fee                                                                                 25,000          20,659
  Depreciation                                                                                   51,804          55,087
  Amortization                                                                                    7,102          14,042
                                                                                            -----------     -----------
           Total expenses                                                                       170,998         148,690
                                                                                            -----------     -----------
INCOME BEFORE INTEREST EXPENSE
  AND INCOME TAXES                                                                              186,002         196,405

INTEREST EXPENSE, NET                                                                          (239,755)       (227,973)
                                                                                            -----------     -----------
LOSS BEFORE INCOME TAXES                                                                        (53,753)        (31,568)

INCOME TAX BENEFIT                                                                               24,370               -
                                                                                            -----------     -----------
NET LOSS                                                                                    $   (29,383)    $   (31,568)
                                                                                            ===========     ===========
NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED                                                                         $    (0.002)    $    (0.002)
                                                                                            ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                          16,500,000      16,127,778
                                                                                            ===========     ===========

See notes to the financial statements.


MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------

                                                                                               2000            1999
                                                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                  $   (52,973)    $   (70,475)
  Depreciation and amortization                                                                 137,943         138,258
  Deferred rent receivable                                                                       13,245          30,757
  Deferred taxes                                                                                (48,765)              -
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Tenant receivables                                                                           21,847            (271)
    Prepaid expenses and other assets                                                           (14,718)          5,884
    Accounts payable                                                                            (21,094)          3,939
    Accrued interest                                                                             (1,095)         13,621
    Security deposits and prepaid rent                                                          (35,948)         18,892
    Other                                                                                             -           3,698
                                                                                            -----------     -----------
           Net cash (used in) provided by operating activities                                   (1,558)        144,303
                                                                                            -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                                       100,000
  Payments on notes payable                                                                    (149,034)        (19,120)
  Payment of loan costs                                                                         (16,520)              -
  Distributions                                                                                       -         (75,222)
                                                                                            -----------     -----------
           Net cash used in financing activities                                                (65,554)        (94,342)
                                                                                            -----------     -----------
(DECREASE) INCREASE IN CASH                                                                     (67,112)         49,961

CASH, BEGINNING OF PERIOD                                                                       134,361             130
                                                                                            -----------     -----------
CASH, END OF PERIOD                                                                         $    67,249     $    50,091
                                                                                            ===========     ===========

See notes to the financial statements.

MONTGOMERY REALTY GROUP, iNC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The interim financial data is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the interim period. Such statements have been prepared from the Company's accounting records in accordance with the instructions to Form 10-QSB, and should be used in conjunction with Montgomery's Registration Statement on Form 10-SB, as amended, including the financial statements and notes thereto.

2.    TRANSACTIONS WITH AFFILIATE

      Property management fees of $47,500 and $41,258 were paid to an affiliate of the majority stockholder for the six months ended June 30, 2000 and 1999, respectively.

3.    BASIC AND DILUTED INCOME (LOSS) PER SHARE OF BENEFICIAL INTEREST

      Basic and diluted income (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding of 16,500,000 and 16,063,889 for the six months ended June 30, 2000 and 1999, respectively, and 16,500,000 and 16,127,778 for the three months ended June 30, 2000 and 1999, respectively.

4.    LOAN FROM STOCKHOLDER

      On March 27, 2000, the Company borrowed $100,000 from its majority stockholder. The loan bears interest at 10% and is due on March 31, 2001. The proceeds from the loan were used to reduce the principal of the Redwood Bank mortgage (Notes 5 and 7).

5.    NOTES PAYABLE

      On March 23, 2000, the $1,999,000 mortgage on the Eccles Project matured. The lender, Redwood Bank, extended the term of the loan and on April 4, 2000, loan extension documents were recorded. The new maturity date on the loan is March 31, 2001. As part of the extension, principal was reduced by $100,000.

      The $545,000 mortgage on the San Ramon Retail Center originally matured on June 1, 2000. The lender, Gross Mortgage Company, has provided an extension to December 1, 2000.

6.    SALES CONTRACT

      On May 2, 2000, the Company entered into a written contract to sell the Eccles Project land to Sand Hill Property Company for approximately $14,500,000. The contract calls for a closing on or about January 2, 2001, subject to various conditions, including the satisfaction by the buyer of certain due diligence contingencies and the Company obtaining appropriate planning department permits so as to allow the construction of a 200,000 square foot office building at the site.

7.    SUBSEQUENT EVENTS

      Repayment of Loan from Stockholder - On August 2, 2000, the principal and all accrued interest on the loan from Mr. Maniar was paid in full from the proceeds from the refinancing of the San Ramon Retail Center as discussed below.

      Notes Payable - San Ramon Retail Center - On August 2, 2000, the Company paid off the $545,000 mortgage on the San Ramon Retail Center with the proceeds of a new loan in the principal amount of $800,000 from a bank, secured by a first mortgage on the San Ramon Retail Center. The note calls for amortized principal and interest payments, with interest rates fixed for the first three years at 9.1%. Amortization is based on a 30-year period, with the entire principal and accrued and unpaid interest due on July 31, 2010.

      Sales Contract - Eccles Property - On July 3, 2000, the prospective purchaser of the Eccles Property proposed either to renegotiate the purchase terms due to an easement encroaching on the Eccles Property that the Company had not removed or to terminate the proposed purchase. The Company believes that the City of South San Francisco may now approve an approximately 300,000 square foot rather than a 200,000 square foot office building as previously planned. Such a larger building would increase development and carrying costs until the building is fully leased as well as the potential financial return. The Company and the prospective purchaser currently are renegotiating their agreement and discussing a possible joint venture to develop an approximately 300,000 square foot office building. The prospective purchaser would buy a partial interest rather than the entire property, and the Company and the prospective purchaser would convey their respective interests in the property to a joint venture for development. If a revised agreement is not reached with the prospective purchaser, the Company will continue its plan to sell, exchange or develop this property.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Forward-Looking Information May Prove Inaccurate

      This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend" and similar words and expressions. Statements that describe future strategic plans, goals or objectives of the Company are also forward-looking statements. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act.

      Readers of this report are cautioned that any forward-looking statements, including those regarding The Company or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions are not guarantees of future performance or results of events and involve risks and uncertainties. The forward-looking information is based on present circumstances and on the Company's predictions respecting events that have not occurred, which may not occur or which may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. The forward-looking statements included in this report are made only as of the date of this report. The Company is not obligated to update such forward-looking statements to reflect subsequent events or circumstances.

      The following discussion should be read in conjunction with the Financial Statements of the Company and the Notes thereto.

Overview

      The Company is a real estate company that emphasizes investment in both development real estate assets and income-producing real estate assets. The Company is engaged in the ownership, leasing, management, operation, development, redevelopment, acquisition and sale of real estate assets in the greater San Francisco Bay Area. The Company currently owns retail shopping centers and an office building. The lease space is currently 100% occupied. The Company also owns an undeveloped parcel of land referred to as the "Eccles Project" in South San Francisco. As discussed in more detail below, the Company currently proposes to sell or exchange all or a part of its interest in this property or participate in the development of an office building on the property. The Company conducts all of its real property management and brokerage activities through a written agreement with a related corporation, Diversified Investment & Management Corporation ("DIMC"), which is 100% owned by the Company's majority stockholder, Mr. Maniar. Mr. Maniar currently owns in excess of 96% of the stock of the Company.

Basis of Presentation of Financial Information

      The Company's financial condition and results of operations were substantially changed by the acquisition of its four properties from Mr. Maniar in June 1999. The acquisition of the four properties was accounted for as a "reverse acquisition" whereby, for accounting purposes, the properties acquired the Company under the purchase method of accounting and due to the lack of significant business operations by the Company prior to the June 8, 1999 acquisition, the transaction was reported as a recapitalization. Accordingly, the historical financial statements were prepared to give retroactive effect to the reverse acquisition completed June 8, 1999. Consistent with reverse acquisition accounting: (i) the comparative results of operations for the periods ended March 31, 2000 and March 31, 1999, therefore show revenue and expense from the properties for a comparative period, with the March 31, 2000 operations also reflecting the Company's additional expenses of conducting business as a public company; (ii) all properties, assets, liabilities and accumulated deficit are reflected at the properties' combined historical cost (as the accounting acquiror); and (iii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net cash value as if issued on June 8, 1999. In addition, the benefit of deferred tax assets generated by the contribution of the properties to the Company with a tax basis in excess of book basis has been recorded as additional paid in capital.

Results of Operations

  Six Months Ended June 30, 2000 and 1999:

      The Company's net loss for the six months ended June 30, 2000, decreased to $52,973 from $70,475 for the six months ended June 30, 1999, or 24.8%.

      The Company's total revenues for the six months ended June 30, 2000, increased to $713,136 from $683,540 for the six months ended June 30, 1999, or 4.3%. This increase is primarily attributable to two factors: (a) rental payments commencing November 1999, under a new lease with AlphaGraphics 503 at the San Ramon Retail Center; and (b) rental increases that took effect December 1, 1999, in the base rent paid by Keker & Van Nest, the sole tenant at that property. With the exception of the Eccles Project land, all of the Company's properties are 100% leased under lease terms extending beyond the end of 2000, so that no rent reductions due to vacancies are expected for the balance of the year nor are significant rent increases likely, absent early termination of an existing lease and a releasing. Revenues will vary slightly due to changes in the amount of expenses reimbursable under net leases.

      Total operating expenses for the six months ended June 30, 2000, increased to $343,505 from $298,069 during the six months ended June 30, 1999, or 15.2%. While most operating expenses showed expected variations due to variable costs, such as utilities and insurance, administrative costs increased from $36,785 for the six months ended June 30, 1999, to $61,186 for the six months ended June 30, 2000. This increase was due primarily to the increased costs of outside accounting and legal services that are associated with the public company status of the Company. Operating expenses also increased because of approximately $7,000 in parking lot resurfacing and restripping at the Orchard Supply Shopping Center that was expensed as a repair during the six months ended June 30, 2000. Management fees also increased from $7,500 per month to $10,000 per month commencing June 1, 2000, pursuant to the terms of the written management fee agreement.

      Net interest expense for the six months ended June 30, 1999, was $455,946 and increased to $471,369 for the six months ended June 30, 2000, or 3.8%, due primarily to increases in the prime interest rate on the Eccles Project loan with Redwood Bank, together with the $12,413 paid as a loan extension fee in connection with the Gross Mortgage Company loan.

  Quarter ended June 30, 2000 and 1999:

      The Company's net loss for the three months ended June 30, 2000, decreased to $29,383 from $31,568 for the three months ended June 30, 1999, or 6.9%.

      The Company's total revenues for the three months ended June 30, 2000, increased to $357,000 from $345,095 for the three months ended June 30, 1999, or 3.4%.

      Total operating expenses for the three months ended June 30, 2000, increased to $170,998 from $148,690 during the three months ended June 30, 1999, or 15.0%. While most operating expenses showed expected variations due to variable costs, such as utilities and insurance, the following categories constitute the bulk of the $22,308 difference: (a) administrative costs associated with the public company status of the Company; (b) parking lot repaving and restripping at the San Ramon Retail Center; and (c) increased management fees.

      Net interest expense for the three months ended June 30, 1999, was $227,973 and increased to $239,755 for the three months ended June 30, 2000, or 5.2%, due primarily to increases in the prime interest rate on the Eccles Project loan with Redwood Bank, together with the $12,413 paid as a loan extension fee in connection with the Gross Mortgage Company loan.

Liquidity and Capital Resources

      The Company has met its requirements for liquidity and capital resources principally from cash provided by operations and provided by financing activities that permitted partial realization of the real property equity appreciation.

  Operating Activities

      Operating activities for the six months ended June 30, 1999, provided net cash of $144,303 compared to net cash used in operating activities for the six months ended June 30, 2000, of $1,558, a decrease of $145,861. This decrease results from a combination of factors, including decreases in prepaid rent, accounts payable and prepaid expenses, together with other factors. Noncash expenses related to depreciation and amortization were $137,943 and $138,258 for the six months ended 1999 and 2000, respectively, which depreciation and amortization more than offset the net cash income generated in those same periods.

  Investing Activities

      There was no cash flow generated or used with respect to investing activities in the six months ended June 30, 2000 or 1999.

  Financing Activities

      The Company's financing activities in the six months ended June 30, 2000, reflect $16,250 expended, of which $12,413 is attributable to the mortgage loan extension fees paid to Gross Mortgage Company in connection with the $545,000 mortgage loan on the San Ramon Retail Center. On June 1, 2000, the Gross Mortgage Company loan was extended for six months to December 1, 2000. The loan was paid in full on August 2, 2000, with the proceeds from the Affinity Bank loan, as discussed below.

      For the six months ended June 30, 2000, financing activities used cash of $149,034, which represents the reduction in the principal balance of the Redwood Bank note as discussed below and the amortization of principal on other indebtedness. Investing activities for the six months ended June 30, 1999, used cash of $19,120, which represents reductions of principal resulting from principal amortization.

      On May 31, 2000, the Company borrowed $100,000 from Mr. Maniar, the principal shareholder of the Company, as disclosed in prior filings. The proceeds of this loan were used to reduce the principal of the Redwood Bank mortgage loan, which was extended on April 4, 2000, as discussed below.

Subsequent to the close of the second quarter, the Company repaid this loan in full, together with all accrued interest, from the proceeds of the refinancing of the San Ramon Retail Center as discussed below.

      On April 4, 2000, Redwood Bank recorded a one-year extension of its first mortgage loan encumbering the Eccles Project. The mortgage had a principal balance of $1,999,000 at June 30, 1999, and has a reduced principal balance of $1,899,000 as of June 30, 2000. The interest rate on the mortgage loan is variable, at prime plus one percent (1%). The new maturity date is May 31, 2001.

      The Company distributed $75,222 to Mr. Maniar during the six months ended June 30, 1999. These distributions relate to the distribution of loan proceeds during the period prior to Mr. Maniar's sale of the real properties to the Company, and therefore represent pre-incorporation funds. No distributions have been made to Mr. Maniar since his sale of the real estate to the Company in June 1999, and no such distributions are planned in the future.

      Subsequent to the June 30, 2000, financial statements, the Company recorded a new loan on the San Ramon Retail Center from Affinity Bank. The new loan recorded on August 2, 2000, and is in the principal amount of $800,000 with interest fixed for three years at 9.10% per annum, with a 30-year amortization of principal. The term of the loan is for 10 years. The loan proceeds were used to: (a) pay off the $100,000 loan from Mr. Maniar; and (b) increase the working capital of the Company.

Eccles Property

      On July 3, 2000, the prospective purchaser of the Eccles Property proposed either to renegotiate the purchase terms due to an easement encroaching on the Eccles Property that the Company had not removed or to terminate the proposed purchase. The Company believes that the City of South San Francisco may now approve a 300,000 square foot rather than a 200,000 square foot office building as previously planned. Such a larger building would increase development and carrying costs until the building is fully leased as well as increasing potential financial return.

      The Company and the prospective purchaser currently are renegotiating their agreement and discussing a possible joint venture to develop an approximately 300,000 square foot office building. The prospective purchaser would buy a partial interest rather than the entire property, and the Company and the prospective purchaser would then convey their respective interests in the property to a joint venture for development. The Company and the prospective purchaser would bear their pro rata share of construction and other costs, as well as any financial return from the successful building, leasing and ultimate sale of the project after it is completed. The Company estimates that it would cost approximately $60.0 million to construct an approximately 300,000 square foot building.

      If a revised agreement is not reached with the prospective purchaser, the Company will continue its plan to sell, exchange, or develop this property. The Company believes that a percentage joint venture ownership interest in a joint venture development of the property could provide a greater long-term financial return to the Company than an immediate sale of the entire property.

      The Company has reached a preliminary understanding to extinguish the easement to which the prospective purchaser took exception and anticipates that a final agreement will be executed by the end of the third quarter of 2000.

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following exhibits are included as part of this report:

         Exhibit     SEC Reference
         Number      Number           Title of Document
         ----------  --------------  -------------------------------------------
         Item 10                     Material Contracts
         ----------  --------------  -------------------------------------------
         10.01       10              Sand Hill Property Company July 3, 2000,
                                     letter notice and proposed First
                                     Amendment to Purchase and Sale Agreement between Montgomery Realty Group, Inc.
                                     and Sand Hill Property Company effective
                                     May 2, 2000.

         Item 27                     Financial Data Schedule
         ----------  --------------  -------------------------------------------
         27.01       27              Financial Data Schedule


(b)      Reports on Form 8-K

         During the quarter ended June 30, 2000, the Company filed no reports on Form 8-K.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MONTGOMERY REALTY GROUP, INC.
                                                 (Registrant)



Date: August 10, 2000                            By: /s/ Dinesh Maniar
                                                    --------------------------
                                                    Dinesh Maniar
                                                    President