Form 10QSB
period 2000-09-30
MONTGOMERY REALTY GROUP INC
filed 2000-11-14
CIK 1050835

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of November 13, 2000: 16,500,000

                          MONTGOMERY REALTY GROUP, INC.
                              INDEX TO FORM 10-QSB

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of September 30, 2000 and December 31,
           1999..............................................................3

         Statements of Operations for the nine months ended
           September 30, 2000 and 1999.......................................4

         Statements of Operations for the three months ended
           September 30, 2000 and 1999.......................................5

         Statements of Cash Flows for the nine months ended
           September 30, 2000 and 1999.......................................6

         Notes to Financial Statements.......................................7

Item 2.  Management's Discussion and Analysis or Plan of Operations..........9

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K..................................13

Signatures.................................................................13

MONTGOMERY REALTY GROUP, INC.

BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
-------------------------------------------------------------------------------------------------------------------------

                                                                                          September 30,  December 31,
                                                                                              2000            1999
ASSETS

PROPERTY:
  Land                                                                                       $ 2,699,500      $2,699,500
  Building                                                                                     5,040,000       5,040,000
  Improvements                                                                                 3,279,384       3,279,384
                                                                                            ------------     -----------
           Total                                                                              11,018,884      11,018,884

  Less accumulated depreciation                                                               (2,664,610)     (2,505,378)
                                                                                            ------------     -----------
           Property, net                                                                       8,354,274       8,513,506

CASH                                                                                             166,981         134,361

TENANT RECEIVABLES                                                                                11,268          31,137

PREPAID EXPENSES AND OTHER ASSETS                                                                  2,983          36,949

DEFERRED LEASE COMMISSIONS                                                                        12,356          13,995

DEFERRED LOAN COSTS                                                                              130,828         134,906

DEFERRED RENT RECEIVABLE                                                                          29,106          40,425

DEFERRED TAX ASSET                                                                             1,577,060       1,492,435
                                                                                            ------------     -----------
TOTAL ASSETS                                                                                $ 10,284,856     $10,397,714
                                                                                            ============     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Notes payable                                                                             $ 12,419,526     $12,338,166
  Accounts payable                                                                                 9,709          67,292
  Accrued interest                                                                                67,017          68,112
  Security deposits and prepaid rent                                                              63,877         103,150
                                                                                            ------------     -----------
TOTAL LIABILITIES                                                                             12,560,129      12,576,720
                                                                                            ------------     -----------
STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value; authorized 80,000,000 shares;
    issued and outstanding, 16,500,000 shares at September 30, 2000 and
    December 31, 1999                                                                             16,500          16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares; no
    shares issued and outstanding at September 30, 2000 and December 31, 1999                          -               -
  Additional capital                                                                           1,692,742       1,692,742
  Accumulated deficit                                                                         (3,984,515)     (3,888,248)
                                                                                            ------------     -----------
TOTAL STOCKHOLDERS' DEFICIT                                                                   (2,275,273)     (2,179,006)
                                                                                            ------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                 $ 10,284,856     $10,397,714
                                                                                            ============     ===========

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------
                                                                                                 2000            1999
REVENUES:
  Rent                                                                                        $1,092,457      $1,060,446
  Other                                                                                              753
                                                                                              ----------      ----------
           Total revenues                                                                      1,093,210       1,060,446
                                                                                              ----------      ----------
EXPENSES:
  Real estate taxes                                                                              147,541          79,086
  Utilities                                                                                       11,134           8,891
  Repairs and maintenance                                                                         19,274           6,320
  General building                                                                                13,399          13,305
  Administration                                                                                  70,247          58,277
  Insurance                                                                                       21,905          14,735
  Management fee                                                                                  77,500          61,289
  Depreciation                                                                                   159,234         165,259
  Amortization                                                                                    38,231          42,125
                                                                                              ----------      ----------
           Total expenses                                                                        558,465         449,287
                                                                                              ----------      ----------
INCOME BEFORE INTEREST EXPENSE, EXTRAORDINARY
  ITEM AND INCOME TAXES                                                                          534,745         611,159

INTEREST EXPENSE, NET                                                                           (715,642)       (683,919)
                                                                                              ----------      ----------
LOSS BEFORE EXTRAORDINARY ITEM
  AND INCOME TAXES                                                                              (180,897)        (72,760)

EXTRAORDINARY ITEM, EARLY EXTINGUISHMENT
  OF DEBT                                                                                                        (25,262)
                                                                                              ----------      ----------
LOSS BEFORE INCOME TAXES                                                                        (180,897)        (98,022)

INCOME TAX BENEFIT                                                                                84,625             -
                                                                                              ----------      ----------
NET LOSS                                                                                      $  (96,272)     $  (98,022)

LOSS PER COMMON SHARE BEFORE EXTRAORDINARY
  ITEM, BASIC AND DILUTED                                                                     $   (0.006)     $   (0.004)

EXTRAORDINARY ITEM PER COMMON SHARE,
  BASIC AND DILUTED                                                                                 -             (0.002)
                                                                                              ----------      ----------
NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                                  $   (0.006)     $   (0.006)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                           16,500,000      16,208,791
                                                                                              ==========      ==========

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------

                                                                                             2000                 1999
REVENUES:
  Rent                                                                                    $  379,625         $  376,906
  Other                                                                                          449
                                                                                          ----------         ----------
           Total revenues                                                                    380,074            376,906
                                                                                          ----------         ----------
EXPENSES:
  Real estate taxes                                                                           94,955             26,154
  Utilities                                                                                    3,493              2,963
  Repairs and maintenance                                                                      3,998              2,106
  General building                                                                             3,344              4,435
  Administration                                                                               9,061             21,492
  Insurance                                                                                   10,587              4,911
  Management fee                                                                              30,000             20,031
  Depreciation                                                                                51,804             55,085
  Amortization                                                                                 7,718             14,041
                                                                                          ----------         ----------
           Total expenses                                                                    214,960            151,218
                                                                                          ----------         ----------
INCOME BEFORE INTEREST EXPENSE,
  EXTRAORDINARY ITEM AND INCOME TAXES                                                        165,114            225,688

INTEREST EXPENSE, NET                                                                       (244,273)          (227,973)
                                                                                          ----------         ----------
LOSS BEFORE EXTRAORDINARY ITEM AND
  INCOME TAXES                                                                               (79,159)            (2,285)

EXTRAORDINARY ITEM, EARLY EXTINGUISHMENT
  OF DEBT                                                                                                       (25,262)
                                                                                          ----------         ----------
LOSS BEFORE INCOME TAXES                                                                     (79,159)           (27,547)

INCOME TAX BENEFIT                                                                            35,860                  -
                                                                                          ----------         ----------
NET LOSS                                                                                  $  (43,299)        $  (27,547)

LOSS PER COMMON SHARE BEFORE
  EXTRAORDINARY ITEM, BASIC AND DILUTED                                                   $   (0.003)        $        -
                                                                                          ==========         ==========
EXTRAORDINARY ITEM PER COMMON SHARE,
  BASIC AND DILUTED                                                                                              (0.002)
                                                                                          ----------         ----------
NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                              $   (0.003)        $   (0.002)
                                                                                          ==========         ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES, BASIC AND DILUTED                                                               16,500,000         16,500,000
                                                                                          ==========         ==========

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------
                                                                                                 2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                    $  (96,272)     $  (98,022)
  Depreciation and amortization                                                                  197,465         207,384
  Deferred rent receivable                                                                        11,319          37,608
  Deferred taxes                                                                                 (84,625)
  Write-off of deferred loan costs                                                                                 1,201
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Tenant receivables                                                                            19,869            (879)
    Prepaid expenses and other assets                                                             30,743           5,884
    Accounts payable                                                                             (57,585)         31,380
    Accrued interest                                                                              (1,095)         25,660
    Security deposits and prepaid rent                                                           (39,273)         48,752
                                                                                               ---------       ---------
           Net cash (used in) provided by operating activities                                   (19,454)        258,968
                                                                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property                                                                                          (18,492)
  Payment of lease commissions and loan costs                                                    (29,286)
                                                                                               ---------       ---------
           Net cash used in investing activities:                                                (29,286)        (18,492)
                                                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                                                        133,990
  Payments on notes payable                                                                     (718,640)       (105,970)
  Proceeds from notes payable                                                                    800,000
  Distributions                                                                                      -           (75,222)
                                                                                               ---------       ---------
           Net cash provided by (used in) financing activities                                    81,360         (47,202)
                                                                                               ---------       ---------
INCREASE IN CASH                                                                                  32,620         193,274

CASH, BEGINNING OF PERIOD                                                                        134,361             130
                                                                                               ---------       ---------
CASH, END OF PERIOD                                                                            $ 166,981       $ 193,404
                                                                                               =========       =========

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

2.    TRANSACTIONS WITH AFFILIATE

      Property management fees of $77,500 and $61,289 were paid to an affiliate of the majority stockholder for the nine months ended September 30, 2000 and 1999, respectively.

3.    BASIC AND DILUTED INCOME (LOSS) PER SHARE OF BENEFICIAL INTEREST

      Basic and diluted income (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding of 16,500,000 and 16,208,791 for the nine months ended September 30, 2000 and 1999, respectively, and 16,500,000 for the three months ended September 30, 2000 and 1999.

4.    REAL ESTATE TAXES

      As a result of the real estate transfer to the Montgomery Realty Group, Inc. in June of 1999 the local county taxing authorities have re-assessed and increased the real property assessed values for both the 1999-2000 and 2000-2001 years. The Montgomery Realty Group, Inc. intends to contest the re-assessment and has filed an assessment appeal in each case. Commencing in the third quarter of 2000 the real estate taxes are being recorded at the new assessed values and prior year assessments are being recorded currently as they are due.

5.    NOTES PAYABLE

      On March 23, 2000, the $1,999,000 mortgage on the Eccles Project matured. The lender, Redwood Bank, extended the term of the loan and on April 4, 2000 loan extension documents were recorded. The new maturity date on the loan is March 31, 2001. As part of the extension, principal was reduced by $100,000.

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

6.    SALES CONTRACT

      On July 3, 2000, the prospective purchaser of the Eccles Property proposed either to renegotiate the purchase terms due to an easement encroaching on the Eccles Property that the Company had not removed or to terminate the proposed purchase. The Company has subsequently terminated the contract with the prospective purchaser. The Company believes that the City of South San Francisco may now approve an approximately 300,000 square foot rather than a 200,000 square foot office building as previously planned. Such a larger building would increase development and carrying costs until the building is fully leased as well as the potential financial return. The Company is continuing its plan to sell, exchange, or develop this property.

7.    SUBSEQUENT EVENTS

      Extinguishment of Easements related to the Eccles Property - On November 3, 2000, the Company entered into an agreement with San Rio, Inc., (the owner of the adjacent property), wherein San Rio, Inc. consented to the extinguishment of certain easements related to the Eccles property that may have limited the size of any development on the Eccles Property.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Forward-Looking Information May Prove Inaccurate

         This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend" and similar words and expressions. Statements that describe future strategic plans, goals or objectives of the Company are also forward-looking statements. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

         The following discussion should be read in conjunction with the Financial Statements of the Company and the Notes thereto. All figures are in dollar amounts.

Overview

         The Company is a real estate company that emphasizes investment in both development real estate assets and income-producing real estate assets. The Company is engaged in the ownership, leasing, management, operation, development, redevelopment, acquisition and sale of real estate assets in the greater San Francisco Bay Area. The Company currently owns retail shopping centers and an office building. The lease space is currently 100% occupied. The Company also owns an undeveloped parcel of land referred to as the "Eccles Project" in South San Francisco. As discussed in more detail below, the Company currently proposes to engage in the development of one or more office buildings on the property. The Company conducts all of its real property management and brokerage activities through a written agreement with a related corporation, Diversified Investment & Management Corporation, which is 100% owned by the Company's majority stockholder, Mr. Maniar. Mr. Maniar currently owns in excess of 96% of the stock of the Company.

Basis of Presentation of Financial Information

         The Company's financial condition and results of operations were substantially changed by the acquisition of its four properties from Mr. Maniar in June 1999. The acquisition of the four properties was accounted for as a "reverse acquisition" whereby, for accounting purposes, the properties acquired the Company under the purchase method of accounting and due to the lack of significant business operations by the Company prior to the June 8, 1999 acquisition, the transaction was reported as a recapitalization. Accordingly, the historical financial statements were prepared to give retroactive effect to the reverse acquisition completed June 8, 1999. Consistent with reverse acquisition accounting: (a) the comparative results of operations show revenue and expense from the properties for a comparative period, with operations subsequent to June 8, 1999, also reflecting the Company's additional expenses of conducting business as a public company; (b) all properties, assets, liabilities and accumulated deficit are reflected at the properties' combined historical cost (as the accounting acquiror); and (c) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net cash value as if issued on June 8, 1999. In addition, the benefit of deferred tax assets generated by the contribution of the properties to the Company with a tax basis in excess of book basis has been recorded as additional paid-in capital.

Results of Operations

     Nine Months Ended September 30, 2000 and 1999:

         The Company's net loss for the nine months ended September 30, 2000, decreased to $96,272 from $98,022 for the nine months ended September 30, 1999, or 1.8%.

         The Company's total revenues for the nine months ended September 30, 2000, increased to $1,093,210 from $1,060,446 for the nine months ended September 30, 1999, or 3.0%. This increase is primarily attributable to two factors: (a) rental payments commencing November 1999, under a new lease with AlphaGraphics 503 at the San Ramon Retail Center; and (b) rental increases that took effect December 1, 1999, in the base rent paid by Keker & Van Nest, the sole tenant at that property. With the exception of the Eccles Project land, all of the Company's properties are 100% leased under lease terms extending beyond the end of 2000, so that no rent reductions due to vacancies are expected for the balance of the year nor are significant rent increases likely, absent early termination of an existing lease and a releasing. Revenues will vary slightly due to changes in the amount of expenses reimbursable under net leases.

         Total operating expenses for the nine months ended September 30, 2000, increased to $558,465 from $449,287 during the nine months ended September 30, 1999, or 24.3%. While most operating expenses showed expected variations due to variable costs, such as utilities and insurance, administrative costs increased from $58,277 for the nine months ended September 30, 1999, to $70,247 for the nine months ended September 30, 2000. This increase was due primarily to the increased costs of outside accounting and legal services that are associated with the public company status of the Company. Real estate tax expenses also rose from $79,086 for the nine months ended September 30, 1999 to $147,541 for the nine months ended September 30, 2000, or 86.6% This increase was due to a reassessment of the real property that was transferred to the Company, based upon California's property tax laws which permit a revaluation and reassessment of real estate values when a change of ownership occurs. The transfer of the real estate assets from Mr. Maniar to the Company on June 8, 1999, caused the reassessment. The Company believes this is in error and has filed an assessment appeal in each case. Currently, the real estate taxes are being recorded at the new assessed values.

         Net interest expense for the nine months ended September 30, 1999, was $683,919 and increased to $715,642 for the nine months ended September 30, 2000, or 4.6%, due primarily to increases in the prime interest rate on the Eccles Project loan with Redwood Bank together with the refinancing of the San Ramon Retail Center. The refinancing retired the existing $545,000 Gross Mortgage Company loan and replaced it with a five-year loan from Affinity Bank, with a 30-year amortization schedule, with interest fixed for three years at 9.10% per annum.

     Quarter ended September 30, 2000 and 1999:

         The Company's net loss for the three months ended September 30, 2000, increased to $43,299 from $27,547 for the three months ended September 30, 1999, or 57.2%.

         The Company's total revenues for the three months ended September 30, 2000, increased to $380,074 from $376,906 for the three months ended September 30, 1999, or 1.0%.

         Total operating expenses for the three months ended September 30, 2000, increased to $214,960 from $151,218 during the three months ended September 30, 1999, or 42.2%. While most operating expenses showed expected variations due to variable costs, the major factor contributing to the increase was the increase in real property taxes, which increased from $26,154 for the three months ended September 30, 1999, to $94,955 for the three months ended September 30, 2000, or 263.1%, as discussed above.

         Net interest expense for the three months ended September 30, 1999, was $227,973 and increased to $244,273 for the three months ended September 30, 2000, or 7.1%, due primarily to increases in the prime interest rate on the Eccles Project loan with Redwood Bank.

Liquidity and Capital Resources

         The Company has met its requirements for liquidity and capital resources principally from cash provided by operations, refinancing and realization of equity.

     Operating Activities

         Operating activities for the nine months ended September 30, 2000, used net cash of $19,454, compared to net cash provided by operating activities for the nine months ended September 30, 1999, of $258,968, a decrease of $278,422. This decrease represents increases in cash operating expenses, together with various balance sheet factors, such as decreases in prepaid rent, accounts payable and prepaid expenses, together with other factors. Noncash expenses related to depreciation and amortization were $207,384 and $197,465 for the third quarters of 1999 and 2000, respectively. Deferred tax benefits, which reduced the Company's net loss for 2000, were $84,625.

     Investing Activities

         Cash used in investing activities for the period ended September 30, 1999 was $18,492. Cash used in investing activities for the period ended September 30, 2000 was $29,286, consisting principally of loan costs associated with the new mortgage loan on the San Ramon Retail Center.

     Financing Activities

         Cash generated by financing activities was $81,360 for the period ended September 30, 2000, as compared to cash used in financing activities of $47,202, for the period ended September 30, 1999. The cash generated during the current nine-month period arises substantially from the refinancing of the San Ramon Retail Center whereby the former mortgage of $545,000 to Gross Mortgage Company was paid off, and a new loan from Affinity Bank in the amount of $800,000 was obtained. This increased loan amount reflects the Company's ability to obtain cash from its increased real estate equity.

         The statements of cash flows for the nine-month period ended September 30, 1999, disclosed distributions of $75,222 in that year. Those distributions related to the distribution of loan proceeds during the period prior to Mr. Maniar's sale of the real properties to Montgomery, and therefore represent pre-incorporation funds. No distributions have been made to Mr. Maniar since his sale of the real estate to the company in June 1999, and no such distributions are planned in the future.

Eccles Property

         The contract between the Company and Peter Pau, d/b/a Sand Hill Property Company, has been terminated, and the Company currently intends to proceed with the development of the site. A seismic refraction study has been performed to ascertain soil densities, and the geotechnical study, also known as a soils study, which provides information as to the exact locations of bedrock, the exact nature of the soils for purposes of planning excavation and other relevant data, has been performed. When a written report has been issued, the Company's project architect can begin to lay out detailed drawings of the proposed project.

         Preliminary entitlement investigations have indicated that the City of South San Francisco may approve up to 300,000 square feet of building, a figure substantially larger than the 200,000 square feet initially envisioned. Current conceptual designs call for a ten-story tower of approximately 175,000 square feet and a shorter five-story tower, consisting of approximately 125,000 square feet. The owner of the adjacent property, San Rio, Inc., has consented to an extinguishment of certain easements, which might otherwise have limited the size of the proposed project.

         Current estimates place the cost of construction of a 300,000 square foot building at approximately $45,000,000. Construction is likely to proceed in two phases, with the first phase consisting of the five-story tower, with construction costs of approximately $22,500,000.

         The Company remains open to a sale or exchange of the Eccles property in lieu of development.

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following exhibits are included as part of this report:

      Exhibit     SEC Reference
       Number        Number             Title of Document
       ------        ------             -----------------
      Item 27                       Financial Data Schedule
    -----------    ----------      ----------------------------------------
       27.01           27           Financial Data Schedule


(b)      Reports on Form 8-K

         During the quarter ended September 30, 2000, the Company did not file any reports on Form 8-K.

                                    Signature

         In accordance with the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MONTGOMERY REALTY GROUP, INC.
                                               (Registrant)



Date: November 14, 2000                        By: /s/ Dinesh Maniar
                                                   ---------------------------
                                                   Dinesh Maniar
                                                   President