Form 10KSB
period 2000-12-31
MONTGOMERY REALTY GROUP INC
filed 2001-03-28
CIK 1050835

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                        Commission file number: 000-30724

                          MONTGOMERY REALTY GROUP, INC.
                 (Name of small business issuer in its charter)

                 Nevada                                       88-0377199
     (State or other jurisdiction of                        (IRS Employer
      incorporation or organization)                      Identification No.)

     400 Oyster Point Blvd., Suite 415
            So. San Francisco, CA                                94080
    (Address of principal executive offices)                   (Zip Code)

          Issuer's telephone number:          Telephone (650) 266-8080
                                              Telecopy (650) 266-8089

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
             None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, par value $0.001
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $1,484,147

         State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 23, 2001, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $525,938.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 23, 2001, Montgomery Realty had issued and outstanding 16,500,000 shares of its common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: DOCUMENTS INCORPORATED BY REFERENCE. Montgomery Realty's definitive Information Statement in connection with the 2001 Annual Meeting of Stockholders is incorporated by reference in response to Part III of this Annual Report.

         Transitional  Small Business  Disclosure Format (check one):
Yes [ ] No [X]

                          MONTGOMERY REALTY GROUP, INC.

                                Table of Contents

  Item                                                                      Page
  ----                                                                      ----
                                     Part I

   --    Special Note about Forward-Looking Information.....................   1
1 and 2  Description of Business and Properties.............................   2
    3    Legal Proceedings..................................................  16
    4    Submission of Matters to a Vote of Security Holders................  16

                                     Part II


    5    Market for Common Equity and Related Stockholder Matters...........  17
    6    Management's Discussion and Analysis or Plan of Operations.........  18
    7    Financial Statements...............................................  22
    8    Changes In and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................  23

                                    Part III

    9    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................  24
   10    Executive Compensation.............................................  24
   11    Security Ownership of Certain Beneficial Owners and Management.....  24
   12    Certain Relationships and Related Transactions.....................  24
   13    Exhibits and Reports on Form 8-K...................................  25
         Signatures.........................................................  26

                 SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

         This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions. Statements that describe Montgomery's future strategic plans, goals or objectives are also forward-looking statements. Any forward-looking statements, including those regarding Montgomery or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance, results or events and involve risks and uncertainties, such as those discussed below.

         The forward-looking statements are based on present circumstances and on Montgomery's predictions respecting events that have not occurred, which may not occur, or which may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed below. These cautionary statements are intended to be applicable to all forward-looking statements wherever they appear in this report.

                                     PART I

--------------------------------------------------------------------------------
             ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES
--------------------------------------------------------------------------------

General

         Montgomery Realty Group, Inc. ("Montgomery") manages and operates, through Diversified Investment & Management Corporation ("DIMC"), which is 100% owned by its majority stockholder, Dinesh Maniar, the Keker & Van Nest Office Building, the Orchard Supply Shopping Center, and the San Ramon Retail Center with a view toward generating positive cash flow. Montgomery continues to conduct pre-development activities at the Eccles Project so as to make the land suitable for development. Additionally, Montgomery will continue to evaluate, purchase, lease, operate, develop, finance and sell other properties as deemed appropriate by management and as circumstances permit. Montgomery has operated its properties since June 1999 when it acquired them from its principal stockholder, Mr. Maniar, in exchange for common stock.

         Montgomery's   executive  offices  are  located  at  400  Oyster  Point
Boulevard, Suite 415, South San Francisco, California 94080. Its telephone number is (650) 266-8080, and its facsimile number is (650) 266-8089.

Business Strategy

         Montgomery emphasizes the following strategies:

         o Lease and operate improved properties to generate current positive cash flow while holding such properties for possible long-term appreciation. Montgomery seeks to purchase or develop commercial properties that can be leased to tenants management believes to be financially sound, based on a review of tenant financial statements, any public filings with the SEC, credit reports, and other financial information provided by the tenant or obtained from public sources, on terms that will provide sufficient cash flow to meet or exceed requirements for related mortgage amortization and operating expenses. This enables Montgomery to generate current positive cash flow while achieving possible investment return through potential long-term appreciation. The San Ramon Retail Center and Orchard Supply Shopping Center are examples of the implementation of this strategy.

         o Develop selected properties for either long-term leasing or short- term sale. Montgomery seeks to identify and acquire unimproved properties or improved properties with renovation potential that meet Montgomery's cash flow and potential appreciation criteria. In some instances, Montgomery may acquire and hold unimproved properties for future development where the initial acquisition and holding costs are warranted, in the opinion of management, in view of the projected development potential. This approach is illustrated by the Eccles Project in which the unimproved land was acquired from a third party in 1980 by Mr. Maniar and may potentially be developed by Montgomery if not sold or exchanged as proposed under a recent letter of intent. Montgomery's Keker & Van Nest Office Building was acquired by Mr. Maniar from a third party in 1980. Thereafter, the building underwent substantial renovations, including a seismic upgrade in 1989. This illustrates the purchase and substantial renovation of an improved property to significantly increase cash flow and appreciation potential.

         o Realization of accumulated appreciation in properties through refinancing or sale or exchange. By generating positive current cash flow, Montgomery is able to retain long-term ownership of properties that Montgomery believes have the potential for significant appreciation. When circumstances warrant, in the opinion of management, Montgomery may seek to realize on appreciation in value by selling a property in order to use the capital for opportunities with greater potential financial return or directly exchanging the property for another property management believes will offer Montgomery a greater potential financial return. In other circumstances, Montgomery may refinance a property to realize on a portion of the appreciated value while retaining the property for potential additional appreciation.

Properties

         Montgomery owns and operates three commercial leased properties containing an aggregate of approximately 80,000 square feet of rentable space. Montgomery also owns a 7.4 acre undeveloped parcel of land in South San Francisco. Its three improved properties, located in San Francisco and San Ramon, California, are leased under long-term leases with reputable and financially sound anchor tenants on terms that provide current positive cash flow after payment of related mortgage amortization and operating expenses. Montgomery's properties are summarized as follows:

                                                     Land      Building     Constructed/       Lease        Appraised
             Property                    Use       (sq. ft.)   (sq. ft.)     Renovated     Expiration(1)    Value(2)
             --------                    ---       ---------   ---------     ---------     -------------    --------
Keker & Van Nest Office Building     Professional     6,300     22,300       1907/1989           2004      $6,750,000
710 Sansome Street                   offices
San Francisco, CA

Orchard Supply Shopping Center       Retail         176,854     54,700          1987             2013(3)
1041-1061 Market Place                                                                                      6,500,000
San Ramon, CA

San Ramon Retail Center              Retail           9,300      4,823          1987             2005 to
1021 Market Place                                                                                2009       1,140,000
San Ramon, CA

Eccles Project                       Possible
South San Francisco, CA              sale or
                                     exchange or    322,344          --(4)      N/A               N/A
                                                    -------   ----------
                                     other use                                                             13,020,000
                                                                                                           ----------
                                                    514,798     81,823                                    $27,410,000
                                                    =======     ======                                    ===========

(1)  Excluding renewal options.
(2) Based on third-party MAI appraisals obtained between September 1998 and October 2000.
(3) Approximately 51,518 square feet are leased to a single tenant (Orchard Supply Hardware, a wholly-owned subsidiary of Sears Roebuck & Co.) under a lease expiring June 2013. The remaining 3,186 square feet are leased to three small tenants under leases expiring at various times between 2003 and 2005.
(4) Montgomery has prepared plans that would provide for construction of a 325,000 square-foot office building. Management is evaluating alternatives to determine whether to undertake development of the office building or a hotel, sell or exchange the property, or enter into a ground lease with a third party.

         Keker & Van Nest Office Building

         The Keker & Van Nest Office Building is located at 710 Sansome Street, San Francisco, California, with a total land area of approximately 0.1447 acres. The office building is four stories (including the basement), containing a total leasable floor area of approximately 22,300 square feet. The building is a reinforced masonry building constructed in 1907. The building was renovated in 1989 to meet seismic and other building code requirements and subsequently leased in its entirety to the current tenant, a San Francisco law firm. Pursuant to a lease option exercised by the tenant, the monthly rent is $59,190 per month and the lease term was extended until December 2004, unless extended again at the option of the tenant for another five years. The building is in excellent condition, based on a third-party property condition report dated November 1998.

         The property is located just north of the downtown central business district in the Jackson Square neighborhood, a historical area consisting primarily of low-rise buildings. Many buildings in this area are of brick construction and have been renovated to accommodate office use. The area has become a niche market location for law firms, graphic designers and consultants. Retail activity in the area is also niche-oriented with a high concentration of antique dealers in addition to restaurants and business support services. Interstate 80 is located approximately one mile south of the area.

         The property has been owned by Mr. Maniar since he acquired it from an unrelated party in 1980. The property is secured by a First Deed of Trust in favor of Wells Fargo Bank in the approximate principal amount of $4,800,000, bearing interest at the fixed rate of 6.67% per annum, amortized over 30 years, with the unpaid balance due January 2009. An independent MAI appraiser valued this property at $6,750,000 as of October 1998. This property illustrates implementation of Montgomery's strategy of acquiring improved properties that can be renovated significantly to improve cash flow and appreciation potential.

         Orchard Supply Shopping Center

         The Orchard Supply Shopping Center is located at 1041-1061 Market Place, San Ramon, California 94583. The lot on which the shopping center is located contains approximately 176,854 square feet. The shopping center consists of one building containing 51,518 square feet and another containing 3,186 square feet. The larger building is leased to Orchard Supply Hardware under a lease, with monthly rental payments of $40,802, that expires June 2013. The smaller building is leased to three separate small businesses, for aggregate monthly rentals of $8,612. The property is located in the incorporated city of San Ramon in Contra Costa County, California, approximately 25 miles east of San Francisco and 15 miles east of Oakland.

         Beginning in 1980, major companies began relocating large office facilities to central Contra Costa County, causing an office development boom throughout the subsequent decade. Major corporations have chosen Contra Costa County because of lower rental prices and availability of larger floor-space office space. The property is adjacent to the Bishop Ranch residential development and is defined by numerous retail shopping centers. In addition, the county has undergone residential growth due to its proximity to Silicon Valley and comparatively reasonable real estate prices.

         The property was purchased by Mr. Maniar in December 1991 from an unrelated third party. The Orchard Supply Shopping Center is secured by a First Deed of Trust in favor of Greenwich Capital Products, Inc. in the approximate principal amount of $5,100,000, bearing interest at 7.05% per annum, amortized over 30 years with the unpaid balance due August 2008. In May 1998, Mr. Maniar obtained an independent MAI appraisal of the improved property of $6,500,000.

         There are approximately 220 asphalt-paved parking spaces on the east and southern sides of the shopping center. The improvements were constructed in approximately 1987.

         San Ramon Retail Center

         The San Ramon Retail Center was originally part of the Orchard Supply Shopping Center. In 1996, Mr. Maniar caused a subdivision to be created whereby the San Ramon Retail Center became a separate legal parcel.

         The San Ramon Retail Center consists of an approximately 9, 298 square-foot site and is located adjacent to Montgomery's Orchard Supply Shopping Center in San Ramon. This property includes approximately 20 parking spaces. Additionally, the site has a reciprocal parking arrangement with the Orchard Supply Shopping Center to the west.

         The 4,823 square-foot building at the San Ramon Retail Center is fully leased to three tenants for approximately $9,500 per month. GST Telecom (a national company whose stock is publicly traded) occupies approximately 1,281 square feet at a base rent of $2,369.85 per month, together with a monthly impound of $439 per month. GST Telecom's lease expires in March 2008 (subject to option periods). Green Valley Cleaners occupies approximately 1,666 square feet at a monthly rent of $3,165.40 together with a monthly impound of $383. The Green Valley lease expires February 28, 2008, and is personally guaranteed by the owners of Green Valley. Cave Adsum Corporation d/b/a Alphagraphics 503 (an Alphagraphics franchise) occupies the remaining 1,876 square feet at a monthly rent of $3,975.62 together with a monthly impound of $770. The Alphagraphics lease expires October 31, 2004 (subject to a five-year option) and is personally guaranteed by Donald and Wendy Jardine, the owners of the Alphagraphics franchise. Monthly impounds are charged to each of these three tenants as discussed above in order to reimburse Montgomery for real estate taxes and certain expenses related to the operation and maintenance of the common areas. The San Ramon Retail Center is 100% occupied.

         Mr. Maniar has owned the property since December 1991, when he purchased it from an unrelated third party. The property is secured by a First Deed of Trust in favor of Affinity Bank in the approximate principal amount of $800,000, bearing interest at 9.1% per annum, with amortization on the unpaid balance over a 25-year term. The loan matures in July 2010. In January 1999, Mr. Maniar obtained an independent MAI appraisal valuing the property at $1,200,000, fully leased.

         Eccles Project

         The Eccles Project area consists of approximately 7.4 acres of unimproved land located at Eccles Avenue and Gull Road in South San Francisco, California. This area, known as Oyster Point, is approximately four miles from the downtown central business district of South San Francisco. The area has a variety of mixed uses and is dominated by industrial buildings and office parks, many of which have a bioengineering emphasis, such as the Genentech campus in South San Francisco. Marriott Hotels, Radisson Hotels and other national chains have completed construction of new hotels to the west of the Eccles Project at the Oyster Point Boulevard junction with Highway 101. Additionally, Hilton Hotels, Inc. has been approved for the development of a 325-room hotel on land across the street from the Eccles Project land. The Eccles Project is accessed from the Oyster Point exit of Highway 101, leading to Oyster Point Boulevard, a two-lane road that is currently being widened into four lanes. The Eccles land is situated such that any structure built on this site will command a panoramic view of the San Francisco Bay.

         The Eccles Project land was acquired by Mr. Maniar from a third party in 1980. The property is currently subject to a First Deed of Trust in favor of Redwood Bank respecting a line of credit in the amount of approximately $1,898,000, bearing interest at the prime rate plus 1%, with no amortization, due and payable in full March 1, 2001. The bank has indicated that it will extend the maturity date of the loan until March 2002 provided that Montgomery reduces the principal balance on the loan by $100,000. Formal loan extension documents are being prepared and the transaction should close by March 31, 2001.

         Management has evaluated three alternatives with respect to the Eccles Project land: (i) development by Montgomery, either alone or through a joint venture with third parties; (ii) sale or exchange of the property; or (iii) a long-term ground lease.

         In October 2000, Montgomery obtained an appraisal of $13,020,000 (as is) for the Eccles Project from an independent appraisal company licensed as such in California and whose President is an "MAI" that is a member in good standing of the Appraisal Institute. The Appraisal Institute is an appraisal industry certification organization that specifies minimum appraisal procedures and practices for its members. MAI is a designation awarded by the Appraisal Institute to members that are experienced in the valuation and evaluation of commercial, industrial, residential and other types of properties.

         The October 2000 valuation by the MAI appraiser estimates the value of the Eccles Project land "as is" at $13,020,000 and with development entitlements at $24,410,000. Montgomery believes that the value of the project as developed would be approximately $120,000,000. This estimate is not based on any appraisal, but represents management's estimate using a $375 per square foot value, which is slightly less than comparable recent sales of office buildings in San Francisco, California, of which management is aware.

         The MAI appraiser gave the valuation of $24,410,000 to the Eccles Project Land based upon the land having the zoning and other planning department approvals generally obtained for a development project, prior to and as conditions of actual building permits or development entitlements, for the development of a 325,000 square-foot office building. This size has been suggested through discussions with the City of South San Francisco, California, which is generally open to office development in the "East of 101 Area," where the Eccles Land is located. Montgomery estimates that cost of $400,000 to $500,000 will be required in order to obtain the development entitlements.

         Development entitlements are a key factor in determining value because once the City of South San Francisco grants development entitlements, it typically grants building permits consistent with the development entitlements.

         Development entitlements generally are valid for a 24-month period in South San Francisco, and Montgomery is currently going through the steps to obtain such entitlements, which steps include a detailed study of the site, including soils conditions, environmental conditions, traffic studies and other related planning items. Once these are obtained, detailed plans and specifications for a proposed office building are then submitted to the City of South San Francisco for Planning Department approval.

         Montgomery is working diligently to obtain the development entitlements for the Eccles Project. Loading access easements in favor of an adjacent landowner that would have restricted the development at the site have been terminated by a recorded agreement. Montgomery has completed a Phase I environmental report, and no substantial toxic waste or hazardous materials were found. Montgomery has also completed a seismic refraction study that indicates general bedrock ground contours via sonic feedback equipment. Based on the seismic refraction study, Montgomery retained an independent consultant to complete a geotechnical analysis of the site. Phase I of the geotechnical analysis has been completed, and a draft soils report has issued.

Such a soils report allows the architect and structural engineers to determine, based on soil samples, where to situate the proposed building, where pylons should be drilled, and the depth and other characteristics of the soils at the site.

         The project architect has completed conceptual designs and is currently working on detailed layouts of the proposed office complex. Montgomery needs to perform a traffic study and other investigations to allow it to apply to the City of South San Francisco for development permits. Although management is confident that these studies can be completed in a timely and cost effective manner so as to yield development approval, no assurance of such a result can be given. The final decision as to all details of the development entitlements will rest with the City of South San Francisco, California. Typically, the entitlement process takes between nine and eighteen months, depending on various factors, many of which are outside the control of Montgomery.

         The value of the Eccles Project land will increase once all final development entitlements are obtained, since any prospective buyer will both (i) know the development possibilities approved by the City of South San Francisco; and (ii) that building permits are readily available such that the time, cost and uncertainty of the entitlement process are not shifted to the prospective buyer. Based upon these and similar factors, the MAI appraiser valued the Eccles Project land at $13,020,000 "as is" and at $24,410,000 with entitlements for a 325,000 square-foot office project.

         The appraisal does not take into consideration costs for the development of plans from architects, surveyors, environmental reports, city planning review and recommendation to city council, public review, costs incurred as a result of changes in plans and risks associated with restricted designs. The costs associated with this approval process are typically not quantifiable. Of course, there can be no assurance that Montgomery will be able to obtain approval for its proposed plan or any other development plan.

         Montgomery has prepared conceptual designs for construction of a 325,000 square-foot office building with underground and surface parking areas providing space for 1,000 vehicles on the Eccles Project land. Preliminary design work is required to seek zoning and ordinance approval for the project from the South San Francisco Planning Commission before proceeding to the permitting stage by seeking building permits and related consents to actually commence construction. Management estimates that the construction would increase the appraised value of the property from $13,020,000 to approximately
$120,000,000 as built, based on management's review of recent valuations of nearby properties with similar improvements and market rate capitalization of estimated possible rental rates. The completed project valuation of $120,000,000 is based upon a $375 per square foot value, which is slightly less than comparable recent sales of office buildings in San Francisco, California. Management recently reconsidered its development plans because of the approval for Hilton Hotels, Inc. to commence construction of a 325-room hotel on land across the street from the Eccles Project and the number of new hotels that are being developed in the South San Francisco area. These hotels are being constructed to accommodate the recent expansion of the San Francisco International Airport. Management believes that the Eccles Project area has promising potential for construction of a new hotel because it is one of the largest undeveloped sites in the South San Francisco area.

         In the event that Montgomery undertakes development of the Eccles Project by constructing either the proposed office building or a hotel, management estimates that it will require approximately $60,000,000 in construction and permanent financing to undertake such proposed development. This estimated construction cost of approximately $200 per square foot is based on management's experience and familiarity with construction costs for similar buildings in the area. Actual construction and permanent financing may vary materially from this estimate, which is based on management's development experience and not on any third-party development, construction and financing evaluation. Montgomery has not obtained binding commitments for such financing and will be dependent on the availability of such financing from commercial lending sources. As a new entrant into the real estate development business in the San Francisco Bay area, Montgomery may not be able to obtain required financing on favorable terms or at all. Montgomery may attempt to obtain a portion of any such funds and thereby decrease the risk of development by entering into a joint venture or other arrangement with third parties to develop the Eccles Project. However, this would also decrease Montgomery's return on its investment for any development. Some sources of financing may demand that Mr. Maniar, as a principal stockholder, president, and director of Montgomery, personally guarantee company indebtedness, and Mr. Maniar is under no obligation to do so.

         Dinesh Maniar, the majority stockholder of Montgomery (and its president and chairman of the board), has over 25 years experience in real estate development. With such a background and the assistance of DIMC, Montgomery believes it is capable of managing such a development project.

         Montgomery is also considering sharing part of the development risk in this project by reviewing the possibilities of a joint venture partnership with a major lending institution. Since development projects involve significant uncertainties, such as the quality and timeliness of the general contractor's work, availability of materials, and other factors, part of the proposed profits may be allocated to a joint venture partner in order to pass off some of these risks.

         In addition to development of the Eccles Project as noted above, management has also considered the possibility of selling or exchanging the Eccles Project land. A tax-free exchange would allow Montgomery to exchange the Eccles Project for another property that would provide additional opportunities to Montgomery consistent with its strategies while deferring the realization of a taxable gain that would result from a sale of the Eccles Project.

         Management has also considered the possibility of entering into a long-term ground lease. This would provide cash flow to Montgomery while eliminating any tax liability associated with the sale of the Eccles Project.

         Management will continue to evaluate the available options to determine how to proceed with the Eccles Project in a manner that provides the greatest return and cash flow to Montgomery while minimizing risk and advancing Montgomery's strategy. There can be no assurance that management will indeed be successful in identifying and pursuing the best possible financial return to Montgomery for the Eccles Project.

History

         Montgomery was organized on August 20, 1997. Shortly after organization, Montgomery issued to its founders 300,000 shares of common stock at $0.05 per share, of which 225,000 shares were purchased by its then officers and directors. Subsequently, Montgomery sold 200,000 shares of common stock to the public at an offering price of $1.00 per share for gross proceeds of approximately $200,000.

         Between August 1997 and June 1998, Montgomery's activities were limited to maintaining its good standing as a corporation under the laws of Nevada and seeking to identify ongoing assets and operations that Montgomery could acquire in exchange for its common stock. In this effort, management reviewed a number of unimproved and improved properties for possible acquisition, but none was purchased. Otherwise, Montgomery did not engage in business operations or have any income. In March 1998, Keith Cannon, a company stockholder who was aware of Montgomery's search for operations, introduced company officers to Dinesh Maniar, who Mr. Cannon knew to have significant real estate holdings, operations and experience. In approximately March 1998, representatives of Montgomery initiated a review of certain properties and assets of Dinesh Maniar. As this review was being completed, Montgomery and Mr. Maniar initiated discussions as to the terms of a possible transaction. For several months after the initial contacts between company officers and Mr. Maniar, they discussed from time to time the terms of a possible transaction, while Company management also considered other opportunities. Finally, the negotiations between company officers and Mr. Maniar led to the execution on January 12, 1999, of a letter of intent to acquire these properties from him.

         In  June  1999,  Montgomery  completed  the  acquisition  of  its  four properties from Mr. Maniar in the San Francisco Bay area in exchange for 16,000,000 shares of common stock and Montgomery's assumption of approximately $12,400,000 of indebtedness secured by the properties. In connection with the transaction, Mr. Maniar was appointed president of Montgomery, and persons designated by him were appointed as four of Montgomery's five directors. Property management and development services, as well as general and administrative support, are provided under a contract with Diversified Investment and Management Corporation ("DIMC"), an entity affiliated with Mr. Maniar. See "Item 12. Certain Relationships and Related Transactions."

Risk Factors

         Montgomery's   proposed   operations   are  subject  to  the  following
substantial risks.

         Montgomery's  operations  will be  substantially  dependent  on  Dinesh
Maniar.

         In June 1999, Mr. Dinesh Maniar was appointed president of Montgomery. Montgomery will be substantially dependent on the continued participation of Mr. Maniar. The loss of Mr. Maniar's knowledge and abilities could have a material adverse effect on Montgomery's operations and the results of its proposed development and operation of its properties. Mr. Maniar will manage the day-to-day affairs of Montgomery. However, he also owns and manages three other business activities in California: a commercial vineyard operation on approximately 530 acres in Napa and Sonoma Counties, two thoroughbred race horse operations, and an apartment complex and retail shopping center. Day-to-day management of these other businesses is delegated to employees, but Mr. Maniar determines all significant or strategic decisions. Mr. Maniar will not devote his full time and attention to the affairs of Montgomery.

         Montgomery is subject to the general risks of real estate ownership.

         Ownership and operation of real estate involves certain risks that may be beyond the control of Montgomery or its officers and directors, including: o adverse changes in general economic conditions;

         o        adverse  changes  in  local  conditions,   such  as  excessive
                  building resulting in an oversupply of commercial units in an area where Montgomery's properties are located;

         o        reduction in the appeal of particular types of properties;

         o reduction in the cost of operating competing properties or decreases in employment that reduce the demand for properties in the area;

         o the possible need for unanticipated renovations, particularly in older structures;

         o        adverse changes in surrounding land values;

         o adverse changes in zoning laws, other laws and regulations and real property tax rates; o damage from earthquakes or other natural disasters;

         o        the availability and expense of liability insurance; and

         o        the  ability  of  the   enterprise  to  provide  for  adequate
                  maintenance of its property.

There can be no assurance that any property will be sufficiently occupied at rents sufficient to ensure sustained operations or allow adequate cash flows to Montgomery. The success of Montgomery and any of Montgomery's investments will depend upon factors that may be beyond the control of Montgomery, Montgomery's directors or any of its officers, and cannot be predicted at this time.

         Montgomery's properties are subject to substantial encumbrances.

         In acquiring its current properties, Montgomery assumed related liabilities aggregating approximately $12,400,000, as compared to independent MAI appraisals of market value dated between September 1998 and October 2000 aggregating $27,470,000. Montgomery will have to incur substantial additional indebtedness to develop the Eccles Project if it determines to undertake development and construction. In the event Montgomery is unable to make any required payments due under any indebtedness secured by its properties, the secured party could foreclose on the related property and Montgomery's operations would be adversely affected.

         Montgomery will require substantial additional funds to develop the Eccles Project.

         Montgomery has evaluated certain alternatives with respect to the development, lease or sale of the Eccles Project land. In the event development and construction is undertaken by Montgomery, management estimates that it will require approximately $60,000,000 in construction and permanent financing to undertake such development. Montgomery has not obtained binding commitments for such financing and will be dependent on the availability of such financing from commercial sources. As a new entrant into the real estate development business in the San Francisco Bay area, Montgomery may not be able to obtain required financing on favorable terms or at all. Montgomery may attempt to diversify the risk by entering into joint ventures or other arrangements with third parties. However, this would also decrease Montgomery's return on its investment. Some sources of financing may demand that Mr. Maniar, as a principal stockholder, president and director of Montgomery, personally guarantee company indebtedness, and Mr. Maniar is under no obligation to do so. If Montgomery cannot obtain the required funds, it will be unable to develop the Eccles Project by itself.

         Management may not identify the optimum use of the Eccles Project land.

         Although management evaluated alternatives to development, sale, exchange or lease of the Eccles Project and has entered into a letter of intent to sell or exchange the Eccles Project property, there can be no assurance that management will in fact be successful in its efforts to pursue the alternative that will provide the greatest financial return while minimizing economic risk to Montgomery.

         Montgomery's development of the Eccles Project will be subject to construction and development risks.

         In the event Montgomery undertakes development of the Eccles Project or any other property, such construction and development activities will expose Montgomery to certain risks such as cost overruns, carrying costs, availability and costs of materials and labor, weather conditions and government regulation. Additionally, Montgomery will incur costs in connection with the design and implementation of any development and costs in connection with performing certain oversight and review functions, including costs for reviewing construction design proposals, negotiating and contracting for feasibility studies and supervising compliance with local, state or federal laws and regulations.

         Montgomery's officers and directors are subject to conflicts of interest.

         Montgomery's officers and directors and their affiliates have been, are and will continue to be subject to significant conflicts of interest. Officers and directors will be subject to competing demands for their limited time as they divide their attention between managing Montgomery and their other business and investment interests. In some instances, officers and directors, particularly Mr. Maniar, will invest in real estate without participation by Montgomery. Such persons will be responsible for allocating such portions of their time as they may deem appropriate to the business affairs of Montgomery. Mr. Maniar is the sole owner, president and a director of DIMC, which provides a broad array of services to Montgomery. The terms of the arrangement under which Montgomery obtains property management services, legal, accounting and bookkeeping services, administrative support and office use from DIMC are all provided pursuant to the terms of a management contract pursuant to which DIMC receives a minimum of $10,000 per month as payment for these services. While this contract was approved by a unanimous vote of Montgomery's outside directors (Mr. Maniar abstained because of the conflict of interest resulting from his affiliation with both Montgomery and DIMC), this does not guarantee the absence of a conflict of interest. There can be no assurance that any of the foregoing or other conflicts of interest will be resolved in favor of Montgomery or its stockholders. Montgomery has adopted no policies respecting the resolution of actual or potential conflicts of interest.

         Under Nevada law, Montgomery's officers and directors are obligated to exercise their powers in good faith and with a view to the interests of the corporation, considering both the long-term and short-term interests of the corporation and its stockholders, including the possibility that these interests may best be served by the continued independence of the corporation from ownership by an acquiring entity. No transaction between Montgomery and one or more of its officers or directors, an entity in which such officers or directors also serve as officers or directors, or in which they have a financial interest, is void or voidable if any of the following occur:

         o the fact of such common directorship, office or interest is disclosed or known to the board or committee and noted in the minutes and a majority of the board or committee approves the transaction in good faith, without counting the vote of common or interested directors;

         o the fact of such common directorship, office or interest is disclosed or known to the stockholders and the transaction is approved by the holders of a majority of the common stock, with the stock of the common or interested directors voting;

         o the fact of the common directorship, office or financial interest is not known to the person having such common directorship, office or financial interest when it is considered by the board of directors; or

         o the transaction is fair to Montgomery at the time it is approved or ratified.

         Although Mr. Maniar has abstained, in accordance with the foregoing provision, from voting as a director on matters in which he has a conflicting interest, he is not required and does not intend to abstain in matters submitted to the stockholders for approval under the foregoing provisions. Inasmuch as Mr. Maniar currently owns beneficially approximately 97.3% of the issued and outstanding common stock, he would be able to assure stockholder approval of any transaction in which he is an interested person. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

         Montgomery's articles of incorporation provide that the personal liability to the corporation of officers and directors for breach of fiduciary duty is limited to acts or omissions that involve intentional misconduct, fraud or a knowing violation of law.

         Mr. Maniar, as the beneficial owner of approximately 97.3% of Montgomery's issued and outstanding common stock, also owes a fiduciary duty to Montgomery and its other stockholders, particularly when considering mergers, sales of assets or other extraordinary matters requiring stockholder approval. Such fiduciary duty generally may be breached if Mr. Maniar acts as a controlling stockholder to oppress the minority or approve matters that are unfair to Montgomery and its other stockholders.

         The appraisals of the properties acquired by Montgomery from Dinesh Maniar are subject to numerous uncertainties.

         The number of shares of common stock that Montgomery issued to acquire its principal properties from Mr. Maniar was determined in large part on the aggregate appraised market valuation of such properties by independent MAI appraisers. There are numerous uncertainties inherent in estimating the value of real estate. The estimated values set forth in the appraisals are based on various comparisons to sales prices of other properties; predictions about market conditions, demand, vacancy rates and other factors; assumptions about the property's condition, conformance with laws and regulations, absence of material defects, and a variety of numerous other factors; estimates of lease revenues and operating expenses, and other items. Any significant change in these comparisons, predictions, assumptions and estimates, most of which are beyond the control of Montgomery, could materially and adversely affect such estimated market values. Montgomery cannot assure that it would be able sell the properties at a price at or above their appraised market valuation.

         In obtaining the property appraisals, it was in Mr. Maniar's best interest to obtain high market valuations in order to enhance his ability to obtain desired refinancing of the related indebtedness and to increase the number of shares of common stock issuable to him on conveyance of the properties to Montgomery.

         Montgomery's operations will be affected by variances in rental income.

         Montgomery's real property investment returns depend in large part on the capital appreciation in property values and amount of income earned as compared to related expenses incurred. Most of Montgomery's properties are leased under long-term arrangements that restrict Montgomery's ability to increase rents. If Montgomery's properties do not generate revenues sufficient to meet operating expenses, debt service and capital expenditures, which may be subject to increases outside of Montgomery's control, Montgomery's income will be adversely affected. Further, Montgomery cannot assure that the value of its properties will appreciate.

         Montgomery's expenditures for property ownership are fixed.

         Various significant expenditures associated with an investment in real estate, such as mortgage payments, real estate taxes and maintenance expenses, generally are not reduced when circumstances cause a reduction in revenue from the investment. Thus, Montgomery's operating results and cash flow may decline materially if its rental income is reduced, since its expenses will not be correspondingly reduced.

         Montgomery's real estate investments may be illiquid.

         Real estate investments are relatively illiquid, which limits Montgomery's short-term ability to restructure its portfolio in response to changes in economic or other conditions. The appraisals obtained for the properties estimate a nine- to twelve-month period for marketing the properties such that immediate liquidity at said values is not available.

         Montgomery's properties are geographically concentrated.

         All of Montgomery's properties are located in the San Francisco Bay area. Adverse economic factors or other changes in this area could adversely impact Montgomery's operations and revenues.

         Montgomery has few tenants.

         Most of Montgomery's properties are occupied by a single tenant or a limited number of tenants, many of which are large, financially stable entities. Two tenants currently occupy about 90% of Montgomery's leaseable square feet and lease revenues from the two tenants represented approximately 88% and 91% of Montgomery's income during 2000 and 1999, respectively. Losing a key tenant could adversely affect Montgomery's operating results while it seeks a qualified replacement from a limited number of potential large tenants. Montgomery may incur costs for renovation, leasing emissions or the construction of leasehold improvements if tenants are changed, particularly if a property with a single large tenant is converted to multiple tenant use.

Title to Properties

         In connection with acquiring its properties from Mr. Maniar, Montgomery conducted a due diligence review of title to the properties. In addition, Montgomery purchased title insurance coverage from a major title insurance company, insuring marketable title to all four properties in the name of Montgomery in the full amount of the valuation set forth in the appraisals obtained by Mr. Maniar in connection with refinancing of the properties in 1998 and 1999. Based on the foregoing, Montgomery believes it has clear and marketable title to the properties, except for the obligations assumed and outlined above.

Operational Hazards and Insurance

         Montgomery does not directly operate its properties but instead has engaged DIMC, a licensed property management company affiliated with Mr. Maniar, to render such services. This procedure allows Montgomery to transfer most operational matters to DIMC, which is 100% owned by Mr. Maniar; he is a director (one of three) and the president. DIMC maintains liability insurance in the amount of $1,000,000, but does not have any other insurance on which Montgomery could rely should DIMC be negligent in its duties.

         Montgomery maintains $1,000,000 in liability insurance with respect to each of its properties, together with a $10,000,000 umbrella policy, which is placed with A+ VIII or better companies, as determined by Best's Rating System. Montgomery also maintains property insurance for each of its properties in an amount Montgomery believes represents the full replacement cost, except that Montgomery does not maintain any property insurance for the building occupied by Orchard Supply Hardware, as Sears, Roebuck & Co., the parent corporation, self-insures the property damage risk on that property pursuant to the terms of the lease.

         Montgomery's insurance is an "all risks" type of insurance and covers most commercial risks associated with the ownership of real property. All of Montgomery's properties are located in areas that are subject to earthquake activity. Except for the Keker & Van Nest Office Building, Montgomery's insurance policies do not cover damage caused by seismic activity, although they do cover losses from fires after an earthquake. Additionally, the amount of earthquake insurance may not be adequate to cover all losses. Montgomery does not maintain any other insurance that would protect it from acts of nature, war or other catastrophe, as Montgomery generally does not consider such insurance coverage to be economical. If an earthquake or other similar catastrophe occurs and results in substantial damage, Montgomery's investment could be lost, which would have a material adverse effect on Montgomery's financial condition and operating results. Notwithstanding the damage or destruction of properties and related improvements, Montgomery could remain obligated to repay the indebtedness secured by such property.

Government Regulation

         Montgomery's activities are subject to extensive federal, state and local laws and regulations, which can have substantial impact upon the acquisition, development and management of real estate. Present as well as future legislation and regulations could cause additional expenditures, restrictions and delays in Montgomery's business, the extent of which cannot be predicted.

         State and Local Regulation

         The commercial real estate industry is subject to extensive state and local government regulation, including zoning restrictions, building code requirements, environmental law, the Americans with Disabilities Act of 1990 (the "ADA") and similar laws. All of the properties owned by Montgomery currently comply with all relevant zoning, building, environmental and ADA laws; however, there can be no assurance that these laws might not be changed so as to impose upon Montgomery the legal duty to make changes to its properties so as to comply with said laws.

         Prior to its acquisition of the properties from Mr. Maniar and as part of its due diligence review, Montgomery reviewed the Phase I environmental reports, seismic studies, building condition reports, and certain other relevant documentation to assure that the properties acquired were in good to excellent condition and did not violate any applicable governmental law or regulation. Although Montgomery concluded that no such difficulties exist, it is possible that a latent defect or other condition was unknown at the time of the acquisition (or not ascertainable) that would impose liability on Montgomery.

         Environmental Regulations

         Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous substances on its property. Such laws often impose liability without regard to whether the owner knew of or was responsible for the presence of hazardous substances. The costs of remediation or removal may be substantial, and the presence of the hazardous substances, or the failure to promptly remediate them, may adversely affect the owner's ability to sell the real estate or to borrow using the real estate as collateral. In connection with its ownership and operations of the properties, Montgomery may be potentially liable for the costs of removal or remediation of hazardous substances.

         Phase I environmental reports on Montgomery's properties dated as follows report an absence of any significant or adverse quantities of toxic waste or hazardous materials at the properties:

                  Keker & Van Nest Office Building             November 1998
                  Orchard Supply Shopping Center                    May 1998
                  San Ramon Retail Center                      November 1995
                  Eccles Center                                   March 1998

         Safety and Health Regulations

         Montgomery's properties are subject to the ADA. Under the ADA, all places of public accommodation are required to comply with certain federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings and services (including restaurants and retail stores) be made accessible and available to people with disabilities. The ADA requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.

Competition

         The real estate business is intensely competitive in all of its phases, and Montgomery competes with many real estate investment and development firms, including individuals, insurance companies, real estate investment trusts and other entities, most of which have greater financial resources. Montgomery expects keen competition from a variety of sources for attractive real estate investment and development opportunities. Competition among private and institutional purchasers of real property has increased substantially in recent years, with resulting increases in the purchase prices paid for real property and higher fixed costs.

Employees and Consultants

         Montgomery obtains all of its services through outside management companies and through outside consultants. Montgomery does not have any employees other than the officers of Montgomery, who presently serve without compensation (other than appreciation in stock prices). In December 1999, it was determined each director would receive $300 for each meeting attended. Additionally, on December 22, 1999, Montgomery granted each existing director options to purchase 10,000 shares of common stock, exercisable until December 31, 2002, at an exercise price of $3.125 per share, which is greater than the market value of the common stock as of the date of grant. Montgomery obtains all of its property management services from DIMC and must rely upon the employees and other facilities of DIMC for all day-to-day management decisions and actions. See "Item 12. Certain Relationships and Related Transactions." Montgomery's legal and accounting work is done primarily through outside law firms and accounting firms, although most routine transactions are handled through the staff attorneys, accountants and other employees of DIMC. The management contract with DIMC has a five-year term.

Offices and Facilities

         Montgomery obtains the shared use of executive space and related services at 400 Oyster Point Boulevard, Suite 415, South San Francisco,
California  94080,  under  a  cost  reimbursement   arrangement  with  DIMC,  an
affiliated   company.   See  "Item  12.   Certain   Relationships   and  Related
Transactions."

--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         Montgomery is not a party to, and its properties are not the subject of, any material pending legal proceedings and no material legal proceedings have been threatened by Montgomery or, to the best of its knowledge, against it.

--------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         No matters were submitted to a vote of Montgomery's security holders during the quarter ended December 31, 2000.

                                     PART II

--------------------------------------------------------------------------------
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Limited Trading Market

         There  has  been  no   established,   consistent   trading  market  for
Montgomery's common stock at any time. Quotations are published only intermittently. Therefore, there is no reliable information from which to present data respecting regular trading prices and market activity. As a result, the trading volumes and prices for Montgomery's common stock are expected to fluctuate without regard to the business activities of Montgomery. There can be no assurance that a viable trading market will develop for Montgomery's common stock in the future.

         The trading volume of the common stock is extremely limited, reflecting the small number of shares believed by Montgomery to be eligible for public trading and the limited number of stockholders. Montgomery believes that less than 200,000 shares of the 16,500,000 currently issued and outstanding shares of common stock are eligible for sale in any trading market that may exist for the common stock. This small number of shares available to be publicly traded creates the potential for significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. It is likely that trading prices and volumes for the common stock will fluctuate in the future, without regard to the business activities of Montgomery.

         Only a very limited number of transactions in the common stock are believed to have occurred. Because of the lack of specific transaction information and Montgomery's belief that such quotations are particularly sensitive to actual or anticipated volume of supply and demand, Montgomery does not believe that such quotations are reliable indicators of a trading market for the common stock. In this limited market, brokers typically publish no fixed quotations to purchase a minimum number of shares at a published price, but express a willingness to buy or sell the securities and from time to time complete transactions in the securities at negotiated prices.

         Between April 23, 1998, and February 9, 2000, the common stock was traded on the OTCBB under the symbol "MGRY." From February 10, 2000, to April 25, 2000, the common stock was quoted on the "Pink Sheets" published by Pink Sheets(R) LLC. The common stock was again listed on the OTCBB on April 25, 2000, and has been trading there since that date. The following table sets forth the high and low closing bid quotations for Montgomery's common stock as reported on the OTCBB or the "Pink Sheets," as the case may be, for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions or adjustments (which may not reflect actual transactions):

                                                 High                 Low
                                           -----------------    ----------------
   2000:
       Fourth Quarter...................        $2.875               $1.750
       Third Quarter....................         4.00                 2.625
       Second Quarter...................         4.00                 3.25
       First Quarter....................         3.25                 2.75

   1999
       Fourth Quarter...................        $2.875               $2.50
       Third Quarter....................         2.875                2.0625
       Second Quarter...................         3.0625               2.00
       First Quarter....................         2.00                 1.625

         As of March 15, 2001, Montgomery had 47 stockholders of record.

Dividend Policy

         Montgomery has never paid cash dividends on the common stock or its preferred stock and does not anticipate that it will pay dividends in the foreseeable future. Montgomery currently intends to continue a policy of using retained earnings primarily for the expansion of its business.

--------------------------------------------------------------------------------
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Analysis of Results of Operations

         The following discussion should be read in conjunction with the financial statements of Montgomery and the notes thereto. All figures are in dollar amounts.

         Montgomery is a real estate company that emphasizes investment in both development real estate assets and income-producing real estate assets. Montgomery is engaged in the ownership, leasing, management, operation, development, redevelopment, acquisition and sale of real estate assets in the greater San Francisco Bay area. Montgomery currently owns retail shopping centers and an office building. Montgomery also owns an undeveloped parcel of land referred to as the "Eccles Project" in South San Francisco. Montgomery is working towards the goal of obtaining development entitlements for the development of the Eccles Project. Montgomery conducts all of its real property management and brokerage activities through a written agreement with DIMC, which is 100% owned by Montgomery's majority stockholder, Mr. Maniar. Mr. Maniar currently owns in excess of 97% of the stock of Montgomery.

         Montgomery's financial condition and results of operations were substantially changed by the acquisition of its four properties from Mr. Maniar in June 1999. These four properties are described in detail in Montgomery's Form 10-SB. The four properties are: (i) the Keker & Van Nest Office Building in San Francisco; (ii) the Orchard Supply Shopping Center in San Ramon, California;
(iii) the San Ramon Retail Center in San Ramon, California; and (iv) the Eccles Project land located in South San Francisco, California. These assets have an appraised value of approximately $27,410,000 based on independent appraisals performed between October 1998 and October 2000 (see Footnote 2 to the Financial Statements). These real estate assets were sold to Montgomery by Mr. Maniar in exchange for 16,000,000 shares of Montgomery's stock and the assumption of related indebtedness by Montgomery of approximately $12,400,000. The sale by Mr. Maniar to Montgomery closed on June 8, 1999.

         With the acquisition of these assets, Montgomery became an operating real estate company with approximately 80,000 square feet of leasable property. The lease space is currently 100% occupied. Montgomery also acquired the Eccles Project, which is reported in the financial statements at its cost value of $500,000 and which is now in the process of obtaining development entitlements as discussed in "Description of Business and Properties." The Eccles Project was valued at $13,020,000 "as is," but is valued at $24,410,000 if development entitlements for a 325,000 square-foot office building are forthcoming. See "Description of Business and Properties."

Basis of Presentation of Financial Information

         The acquisition of the Properties was accounted for as a "reverse acquisition" whereby, for accounting purposes, the Properties acquired the Company under the purchase method of accounting and, due to the lack of significant prior Company operations, was substantially recorded as a recapitalization. Accordingly, the historical financial statements have been restated after giving effect to the June 8, 1999 acquisition of the Company. The financial statements have been prepared to give retroactive effect of the reverse acquisition completed on June 8, 1999 and represent the operations of the Properties. Consistent with reverse acquisition accounting: (i) all of the Properties' assets, liabilities and accumulated deficit are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on June 8, 1999. In addition, the benefit of deferred tax assets created by the contribution of the Properties on June 8, 1999 has been recorded as additional capital. Distributions shown in the accompanying statement of stockholders' deficit represent the Properties' cash flows and refinancing proceeds distributed to Mr. Maniar prior to the reverse acquisition.

Results of Operations for December 31, 2000

         Montgomery's net loss for the year ended December 31, 2000, was $176,810, an increase of 14.1%, from the loss of $154,902 for the year ended December 31, 1999.

         Montgomery's total revenues for the year ended December 31, 2000, increased from $1,369,977 to $1,484,147, or 8.3%, from 1999 to 2000, primarily because of two factors: (i) rental payments commencing November 1999 under a new lease with Alphagraphics 503 at the San Ramon Retail Center; and (ii) rental increases that took effect December 1, 1999, in the base rent paid by Keker & Van Nest, the sole tenant at that property. With the exception of the Eccles Project land, all of Montgomery's properties are 100% leased.

         Total operating expenses for the year ended December 31, 2000, increased from $642,960 to $799,130, or 24.3%, from 1999 to 2000. While most operating expenses showed expected variations due to variable costs, such as utilities and insurance, property tax expense increased from $99,288 in 1999 to $235,177 in 2000. This increase was due primarily to reassessments of the properties' valuation by the local counties as a result of the transfer of the properties from Mr. Maniar to Montgomery in June 1999 as discussed above.

         Net interest expense for the year ended December 31, 2000, increased from $925,004 to $953,127, or 3.0%, from 1999 to 2000, due primarily to increases in the prime interest rate on the Eccles Project loan with Redwood Bank, coupled with the refinancing of the San Ramon Shopping Center. As part of the refinancing, Montgomery obtained a new loan of approximately $800,000 from Affinity Bank, which loan is at a 9.1% interest rate, which is substantially less than the 11% interest rate charged by Gross Mortgage Company, the previous lender. However, the principal balance of the Affinity loan is approximately $800,000 as opposed to the $545,000 owed to Gross, such that net interest expense has increased by approximately $12,500 per annum.

Liquidity and Capital Resources

         Montgomery has met its requirements for liquidity and capital resources principally from cash provided by operations, refinancing and realization of equity.

         Operating Activities

         Operating activities for the year ended December 31, 2000, used cash of $100,689 compared to net cash generated from operating activities for the year ended December 31, 1999, of $145,518, an increase in cash used by operations of $246,207, or 169.2%. Operating activities used additional cash largely from two areas: (i) the timing of the receipt of security deposits and prepaid rents as shown on the balance sheet decreased from $103,150 in 1999 to $23,669 in 2000, or 77.1%; and (iii) an increase in net operating expense and interest expense as discussed above and other changes to the balance sheet accounts.

         Investing Activities

         Total cash used in investing activities decreased to $32,524 for the year ended December 31, 2000, as compared to the $64,057 used in the prior twelve-month period, or 49.2%.

         Cash flow from investing activities in 1999 involved the additions to the San Ramon Shopping Center of $21,600 while no capital expenditures were recorded for the year ended December 31, 2000.

         Leasing commissions and loan costs decreased to $32,524 for the year ended December 31, 2000, as compared to the $42,457 recorded in the prior year, a decrease of 23.4%.

         Financing Activities

         Montgomery's financing activities reflect the results of its debt and equity transactions. During the year ended December 31, 2000, financing provided total cash of $900,000 by way of two loans: (i) a new loan from Affinity Bank that generated cash of $800,000; and (ii) a loan from the principal stockholder, Mr. Maniar, of $100,000; which combined represent the $900,000 shown as the proceeds from issuance of notes payable during the year ended December 31, 2000.

         The payments on notes payable of $846,325 involve four major factors:

                  (i) repayment of the $100,000 borrowed by Montgomery from Mr. Maniar;

                  (ii) payoff of the $545,000 principal owed on the Gross Mortgage Company note that was retired with the proceeds from the Affinity Bank loan;

                  (iii) amortization of the principal balance of other loans via
         monthly  principal  and  interest  payments   aggregating  a  principal
         reduction for the year ended December 31, 2000, of $101,052; and

                  (iv) reduction of the principal balance due on the Redwood Bank loan of $100,273.

The  Redwood  Bank loan  matured  on March 1,  2001.  The lender has agreed to a renewal of the loan for another one-year term, subject to Montgomery again reducing the principal loan balance by $100,000. Montgomery has made arrangements with its principal stockholder, Mr. Dinesh Maniar, to borrow the $100,000 on a short-term basis, with interest payable at the rate of 10% per annum.

         No distributions of cash are expected in 2001.

         Montgomery's policy is to structure its real estate refinancing, whenever practical, so that the property will continue to provide sufficient cash flow to meet or exceed requirements for related mortgage amortization and operating expenses. Montgomery's goal in refinancing properties is to convert equity to cash, when the current cash flow from a property is sufficiently positive, so as to permit adequate debt service coverage, coupled with positive cash flow. This strategy allows Montgomery to obtain cash capital from the increases in real estate equity that arise by reason of the appreciation in the value of the underlying properties. Montgomery's policy of refinancing "equity" so as to provide additional cash is based upon management's policy that total debt service costs should remain relatively constant.

         Equity in Real Estate

         Although Montgomery reported a net loss for the year ended December 31, 2000, of $176,810, depreciation and amortization accounted for $267,639, such that Montgomery has net cash flow from its current activities. Montgomery believes it will be able to continue on a long-term basis providing sufficient cash to cover activities, other than new acquisitions or developments, while sheltering cash flow from income tax by reason of the net taxable loss that is generated by depreciation and amortization. While Montgomery is able to realize cash flow from refinancing of existing assets such as the San Ramon Retail Center as discussed above, Montgomery's principal methods for obtaining acquisition and development capital come from either additional financing activities or the sale or exchange of existing real estate assets, so as to realize a cash or trade value from the equity generated by appreciation of real estate assets. Absent additional capital from financing activities or the sale or exchange of real estate assets, Montgomery may not have sufficient cash flow to fund expansions or acquisitions.

         Based upon independent appraisals performed between October 1998 and October 2000, Montgomery's properties had a value of approximately $27,410,000, as compared to the historical cost, net of depreciation, of $8,302,470 as reported in Montgomery's financial statements as of December 31, 2000. The related indebtedness secured by such properties totaled $12,391,841 as of December 31, 2000. The difference of $15,018,159 represents an important financial resource for Montgomery. Montgomery is able to profit from this important resource in two ways: (i) by pulling out equity in the form of cash through favorable refinancing such as the Affinity Loan discussed above; and
(ii) the sale or exchange of properties that have appreciated in value.

         The Eccles Project was appraised at $13,020,000 in October 2000. Montgomery negotiated a contract for sale of the property to Sand Hill Property Company for $14,500,000, although the contract was not consummated. The Eccles Project nonetheless represents a valuable asset and Montgomery is continuing its plans to obtain entitlements for the property, which entitlements would consist of permits and other authorizations to develop an office building complex at the site consisting of up to 325,000 square feet.

         The tremendous value that is represented by the Eccles Project is due to its strategic location in the South San Francisco, California area due to its location between San Francisco and the Silicon Valley. Although real estate is a cyclical business, property values in the San Francisco Bay area have generally increased substantially over the past 30 years.

Other Matters

         Montgomery has reviewed all recently issued, but not yet accepted, accounting standards in order to determine their effects, if any, on Montgomery's financial condition or results of operations. Based on that review, Montgomery believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

--------------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The  financial   statements  of  Montgomery,   including  the  required
accountants' reports, are included, following a table of contents, beginning at page F-1 immediately following the signature page to this report.

--------------------------------------------------------------------------------
              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         Not applicable.

                                    PART III

--------------------------------------------------------------------------------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                     WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

         The information from the definitive information statement for the 2001 annual meeting of stockholders under the caption "Election of Directors:
Executive Officers, Directors and Nominees" and "Compliance with Section 16(a) of the Exchange Act" is incorporated herein by reference.

--------------------------------------------------------------------------------
                        ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The information from the definitive information statement for the 2001 annual meeting of stockholders under the caption "Election of Directors:
Executive Compensation" is incorporated herein by reference.

--------------------------------------------------------------------------------
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         The information from the definitive information statement for the 2001 annual meeting of stockholders under the caption "Election of Directors:
Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

--------------------------------------------------------------------------------
            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         The information from the definitive information statement for the 2001 annual meeting of stockholders under the caption "Election of Directors: Certain Relationships and Related Transactions" is incorporated herein by reference.

-------------------------------------------------------------------------------
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8K
--------------------------------------------------------------------------------

(a)      Exhibits:

         The following exhibits are included as part of this report at the location indicated:

                      SEC
  Exhibit          Reference
   Number            Number                            Title of Document                             Location
-------------    ---------------    ---------------------------------------------------------    -----------------
Item 3                              Articles of Incorporation and Bylaws
------------------------------------------------------------------------------------------------------------------
   3.01                3            Articles of Incorporation                                    Incorporated by
                                                                                                 Reference(1)

   3.02                3            Amendment to Articles of Incorporation                       Incorporated by
                                                                                                 Reference(1)

   3.03                3            Bylaws                                                       Incorporated by
                                                                                                 Reference(1)

Item 4                              Instruments Defining the Rights of Security Holders
------------------------------------------------------------------------------------------------------------------
   4.01                4            Articles of Incorporation                                    Incorporated by
                                                                                                 Reference(1)

   4.02                4            Amendment to Articles of Incorporation                       Incorporated by
                                                                                                 Reference(1)

   4.03                4            Bylaws                                                       Incorporated by
                                                                                                 Reference(1)

Item 10                             Material Contracts
------------------------------------------------------------------------------------------------------------------
  10.01                10           Purchase and Sale Agreement dated effective May 5,           Incorporated by
                                    1999, by and between Dinesh Maniar and Montgomery            Reference(1)
                                    Realty Group, Inc.

  10.02                10           Lease Agreement dated April 21, 1988, by and between         Incorporated by
                                    Dinesh Maniar, landlord, and John W. Keker, P. C.,           Reference(1)
                                    William A. Brockett, P.C., Robert A. Van Nest, P.C. and
                                    individually John W. Keker, William A Brockett, Robert
                                    A. Van Nest, R. Elaine Leitner, David J. Meadows,
                                    Jeffrey R. Chanin, and Gary M. Cohen, and Keker &
                                    Brockett, California General Tenants, regarding the
                                    lease of real property commonly known as Keker & Van
                                    Nest Office Building

  10.03                10           Lease Agreement dated July 20, 1988, by and between          Incorporated by
                                    Pacific Quadrant Development Company, a California           Reference(1)
                                    general partnership, as landlord, and Wickes Companies,
                                    Inc., a Delaware corporation, as tenant, regarding the
                                    lease of real property known as Orchard Supply Shopping
                                    Center


  10.04                10           Agreement of Assignment and Assumption of Leases dated       Incorporated by
                                    June 2, 1999, by and between Dinesh Maniar and               Reference(1)
                                    Montgomery Realty Group, Inc. regarding the real
                                    property commonly known as the Keker & Van Nest Office
                                    Building

  10.05                10           Agreement of Assignment and Assumption of Leases dated       Incorporated by
                                    June 2, 1999, by and between Dinesh Maniar and               Reference(1)
                                    Montgomery Realty Group, Inc. regarding the real
                                    property commonly known as the Orchard Supply Shopping
                                    Center

  10.06                10           Contact for Management Agreement dated June 9, 1999, by      Incorporated by
                                    and between Montgomery Realty Group, Inc. and                Reference(1)
                                    Diversified Investment and Management Corporation,
                                    relating to management services provided to Montgomery

  10.07                10           Promissory Note dated June 2, 1999, in the original          Incorporated by
                                    principal amount of $80,000 payable by Montgomery            Reference(1)
                                    Realty Group, Inc. to Dinesh Maniar

  10.08                10           Promissory Note dated March 27, 2000, in the original        Incorporated by
                                    principal amount of $100,000 payable by Montgomery           Reference(1)
                                    Realty Group, Inc. to Dinesh Maniar
-----------------------

(1) Incorporated by reference from the registration statement on Form 10-SB, SEC File No. 000-28981.

(b)      Reports on Form 8-K:

         During the quarter ended December 31, 2000, Montgomery did not report any events on Form 8-K.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MONTGOMERY REALTY GROUP, INC.
                                    (Registrant)


Date:  March 26, 2001               By /s/ Dinesh Maniar
                                       -----------------------------------------
                                       Dinesh Maniar, President
                                       Principal Executive, Principal Financial
                                       and Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Date:  March 26, 2001                             /s/ Dinesh Maniar
                                                  -----------------------------
                                                  Dinesh Maniar, Director

Date:  March 27, 2001                             /s/ Keith A. Cannon
                                                  -----------------------------
                                                  Keith A. Cannon, Director

Date:  March 27, 2001                             /s/ O. Lee Barnet
                                                  -----------------------------
                                                  O. Lee Barnett, Director


Date:  March __, 2001
                                                  -----------------------------
                                                  James M. Hanavan, Director


Date:  March 27, 2001                             /s/ Arthur A. Torre
                                                  -----------------------------
                                                  Arthur A. Torres, Director

MONTGOMERY REALTY GROUP, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                          Page

INDEPENDENT AUDITORS' REPORT                                               F-2

FINANCIAL STATEMENTS:

   Balance Sheets - December 31, 2000 and 1999                             F-3

   Statements of Operations - Years Ended December 31, 2000
     and 1999                                                              F-4

   Statement of Stockholders' Deficit - Years Ended December 31, 2000
     and 1999                                                              F-5

   Statements of Cash Flows - Years Ended December 31, 2000 and 1999       F-6

   Notes to Financial Statements                                           F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
 Montgomery Realty Group, Inc.:

We have audited the accompanying balance sheets of Montgomery Realty Group, Inc. (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
San Francisco, California
January 17, 2001

MONTGOMERY REALTY GROUP, INC.

BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
---------------------------------------------------------------------------------------------------------------------------

                                                                                                2000           1999
ASSETS
PROPERTY:
  Land                                                                                        $ 2,699,500     $ 2,699,500
  Building                                                                                      5,040,000       5,040,000
  Improvements                                                                                  3,107,384       3,279,384
                                                                                              -----------     -----------
           Total                                                                               10,846,884      11,018,884

  Less accumulated depreciation                                                                (2,544,414)     (2,505,378)
                                                                                              -----------     -----------
           Property, net                                                                        8,302,470       8,513,506

CASH                                                                                               54,823         134,361

TENANT RECEIVABLES                                                                                 17,602          31,137

PREPAID EXPENSES AND OTHER ASSETS                                                                 103,149          36,949

DEFERRED LEASE COMMISSIONS, Net of accumulated amortization of
  $5,266 and $3,081, respectively                                                                  11,810          13,995

DEFERRED LOAN COSTS, Net of accumulated amortization of $42,118
  and $25,384, respectively                                                                       113,012         134,906

DEFERRED RENT RECEIVABLE                                                                           30,957          40,425

DEFERRED TAX ASSET                                                                              1,583,735       1,492,435
                                                                                              -----------     -----------
TOTAL ASSETS                                                                                  $10,217,558     $10,397,714
                                                                                              ===========     ===========
LIABILITIES AND STOCKHOLDERS DEFICIT

LIABILITIES:
  Notes payable                                                                               $12,391,841     $12,338,166
  Accounts payable                                                                                 89,046          67,292
  Accrued interest                                                                                 68,818          68,112
  Security deposits and prepaid rent                                                               23,669         103,150
                                                                                              -----------     -----------
TOTAL LIABILITIES                                                                              12,573,374      12,576,720
                                                                                              -----------     -----------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS DEFICIT:
  Common stock, $0.001 par value; authorized 80,000,000 shares;
    issued and outstanding, 16,500,000 shares at December 31, 2000 and 1999                        16,500          16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares; no
    shares issued and outstanding at December 31, 2000 and 1999                                         -               -
  Additional capital                                                                            1,692,742       1,692,742
  Accumulated deficit                                                                          (4,065,058)     (3,888,248)
                                                                                              -----------     -----------
TOTAL STOCKHOLDERS DEFICIT                                                                     (2,355,816)     (2,179,006)
                                                                                              -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                                                    $10,217,558     $10,397,714
                                                                                              ===========     ===========

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------------------

                                                                                           2000             1999
REVENUES:
  Rent                                                                                    $ 1,483,647      $ 1,367,749
  Other                                                                                           500            2,228
                                                                                          -----------      -----------
           Total revenues                                                                  1,484,147         1,369,977
                                                                                          -----------      -----------
EXPENSES:
  Real estate taxes                                                                           235,177           99,288
  Utilities                                                                                    15,987           11,900
  Repairs and maintenance                                                                      21,942           10,559
  General building                                                                             19,647           16,383
  Administration                                                                              101,910          136,178
  Insurance                                                                                    29,328           20,109
  Management fee                                                                              107,500           73,355
  Depreciation                                                                                211,038          220,705
  Amortization                                                                                 56,601           54,483
                                                                                          -----------      -----------
           Total expenses                                                                     799,130          642,960
                                                                                          -----------      -----------
INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES                                               685,017          727,017

INTEREST EXPENSE, NET                                                                        (953,127)        (925,004)
                                                                                          -----------      -----------
LOSS BEFORE  INCOME TAXES                                                                    (268,110)        (197,987)

DEFERRED INCOME TAX BENEFIT                                                                    91,300           43,085
                                                                                          -----------      -----------
NET LOSS                                                                                  $  (176,810)     $  (154,902)
                                                                                          ===========      ===========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                              $    (0.011)     $   (0.010)
                                                                                          ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                        16,500,000       16,282,967
                                                                                          ===========      ===========

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF STOCKHOLDERS DEFICIT
YEARS ENDED DECEMBER 31, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------------------

                                        Shares of
                                         Common         Common       Additional       Accumulated
                                          Stock         Stock         Capital           Deficit            Total
BALANCE, January 1, 1999                  16,000,000     $ 16,000                        $(3,580,384)      $(3,564,384)

DISTRIBUTIONS
  January 1, 1999 through
    June 8, 1999                                                                            (152,962)         (152,962)

CONTRIBUTIONS                                                             $ 28,892                              28,892

REVERSE ACQUISITION OF
  MONTGOMERY REALTY
  GROUP, INC., June 8, 1999                  500,000          500          214,500                             215,000

REVERSE ACQUISITION -
  TAX BENEFIT                                                            1,449,350                           1,449,350

NET LOSS                                                                                    (154,902)         (154,902)
                                          ----------     --------      -----------        -----------      -----------
BALANCE, December 31, 1999                16,500,000       16,500        1,692,742        (3,888,248)       (2,179,006)

NET LOSS                                                                                    (176,810)         (176,810)
                                          ----------     --------      -----------        -----------      -----------
BALANCE, December 31, 2000                16,500,000     $ 16,500      $ 1,692,742        $(4,065,058)     $(2,355,816)
                                          ==========     ========      ===========        ===========      ===========

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------------------------------------------------

                                                                                              2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                     $(176,810)       $(154,902)
  Depreciation and amortization                                                                  267,639          275,188
  Deferred rent receivable                                                                         9,468           33,896
  Deferred taxes                                                                                 (91,300)         (43,085)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Tenant receivables                                                                            13,535          (27,610)
    Prepaid expenses and other assets                                                            (66,200)         (31,065)
    Accounts payable                                                                              21,754           15,122
    Accrued interest                                                                                 706           18,277
    Security deposits and prepaid rent                                                           (79,481)          59,697
                                                                                               ---------        ---------
           Net cash (used in) provided by operating activities                                  (100,689)         145,518
                                                                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property                                                                                           (21,600)
  Payment of lease commissions and loan costs                                                    (32,524)         (42,457)
                                                                                               ---------        ---------
           Net cash used in investing activities                                                 (32,524)         (64,057)
                                                                                               ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                                        900,000           52,990
  Payments on notes payable                                                                     (846,325)         (91,150)
  Issuance of common stock                                                                                        215,000
  Distributions                                                                                                  (152,962)
  Additional capital contribution                                                                                  28,892
                                                                                               ---------        ---------
           Net cash provided by financing activities                                              53,675           52,770
                                                                                               ---------        ---------
(DECREASE) INCREASE IN CASH                                                                      (79,538)         134,231

CASH AT BEGINNING OF YEAR                                                                        134,361              130
                                                                                               ---------        ---------
CASH AT END OF YEAR                                                                            $  54,823        $ 134,361
                                                                                               =========        =========

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       ORGANIZATION,   BASIS  OF  PRESENTATION,  AND  SUMMARY  OF  SIGNIFICANT
         ACCOUNTING POLICIES

         Organization and Ownership Structure - Montgomery Realty Group, Inc. (the "Company") was formed on August 20, 1997 and did not have significant operations from its formation through June 7, 1999. On June 8, 1999, the Company completed the acquisition of four properties in the San Francisco Bay Area (the "Properties") held by Dinesh Maniar, a private investor ("Mr. Maniar"), in exchange for 16,000,000 shares of the Company's common stock and the assumption of the outstanding indebtedness of the Properties. The acquisition of the Properties has been accounted for as a "reverse acquisition" and recapitalization whereby, for financial reporting purposes, the Properties acquired the Company. See "Basis of Presentation," below.

         The Properties are summarized as follows:

                                                                                         Maniar
              Name                     Location                 Use                Acquisition Date
              ----                     --------                 ---                ----------------
      Keker & Van Nest Office
       Building                     San Francisco, CA     Professional offices            1980
      Orchard Supply Shopping     Center San Ramon, CA    Retail shopping center          1991
      San Ramon Retail Center         San Ramon, CA       Retail shopping center          1991
      Eccles Project             South San Francisco, CA  Land                            1980

         Basis of Presentation - The acquisition of the Properties was accounted for as a "reverse acquisition" whereby, for accounting purposes, the Properties acquired the Company under the purchase method of accounting and, due to the lack of significant prior Company operations, was substantially recorded as a recapitalization. Accordingly, the historical financial statements have been restated after giving effect to the June 8, 1999 acquisition of the Company. The financial statements have been prepared to give retroactive effect of the reverse acquisition completed on June 8, 1999 and represent the operations of the Properties. Consistent with reverse acquisition accounting: (i) all of the Properties' assets, liabilities and accumulated deficit are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on June 8, 1999. In addition, the benefit of deferred tax assets created by the contribution of the Properties on June 8, 1999 has been recorded as additional capital. Distributions shown in the accompanying statement of stockholders' deficit represent the Properties' cash flows and refinancing proceeds distributed to Mr. Maniar prior to the reverse acquisition.

         Management Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Property   is  stated  at  cost.   Depreciation   is  computed  on  the
         straight-line method over the estimated useful lives of the assets, which range from ten to 40 years.

         Maintenance and minor repairs and replacements are expensed when incurred.

         Impairment of Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires recognition of impairment losses related to long-lived assets in the event the net carrying value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses the impairment of its long-lived assets when events or charges in circumstances indicate that the carrying value of an asset may not be recoverable. When the Company concludes that the recovery of the carrying value of a property is impaired, it reduces such carrying amount to the estimated fair value of the investment.

         Deferred Lease Commissions are amortized on a straight-line basis over the lives of the related leases.

         Deferred Loan Costs are amortized on a straight-line basis over the term of the loan.

         Revenue Recognition - Rental revenue is recognized in an amount equal to minimum base rent plus fixed rental increases amortized on a straight-line basis over the term of the lease. Differences between revenue recognized and amounts due under the lease agreement are recorded as deferred rent receivable in the accompanying balance sheets. Tenant recoveries are recognized when earned.

         Stock-Based Compensation - The Company accounts for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company reports non-employee stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

         Income Taxes are accounted for using the asset and liability method, under which deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The operations of the Properties have been excluded from the calculation of the tax provision for the period prior to June 8, 1999, as the income taxes of such operations were the responsibility of Mr. Maniar.

         Basic and Diluted Loss Per Share are computed by dividing net loss by the weighted average number of shares outstanding of 16,500,000 in 2000 and 16,282,967 in 1999.

2.       PROPERTY

         Net book value of the property at December 31, 2000 and 1999 and the most recent appraisal value are as follows:

                                    Net Book Value
                             -----------------------------        Appraisal      Appraisal
     Property                   2000              1999              Value           Date
Keker & Van Nest Office
  Building                   $2,943,006        $3,052,132       $ 6,750,000     October 1998
San Ramon Retail Center
  and Orchard Supply                                                            September 1998/
  Shopping Center             4,819,964         4,921,874         7,640,000      December 1998
Eccles Project                  539,500           539,500        13,020,000      October 2000
Total                        $8,302,470        $8,513,506       $27,410,000

        Appraisal values are derived from independent appraisal reports prepared by members of the Appraisal Institute. Determination of estimated market value involves subjective judgement because the actual market value of a real estate investment can be determined only by negotiation between the parties in a sales transaction.

        The San Ramon Retail Center and Orchard Supply Shopping Center includes the net book values and appraisal values of both properties as they are adjoining properties.

3.    NOTES PAYABLE

      Notes payable as of December 31, 2000 and 1999 were as follows:
                                                                                          2000               1999
Promissory note with a bank in the principal amount of
  $4,800,000, dated November 25, 1998.  The note is secured
  by deeds of trust and assignment of rents on Keker & Van
  Nest Office Building and bears interest at the fixed rate of
  6.67% per annum through January 1, 2009. Monthly interest
  and principal payments of $32,251 are required through
  January 1, 2009 when the remaining principal and accrued
  interest are due and payable.                                                   $ 4,706,598         $ 4,756,125

Line of credit with a bank for a maximum borrowing of
  $2,000,000, dated March 23, 1998.  The line is secured by
  deeds of trust and assignment of rents on Eccles Project.
  Pursuant to a loan assumption and modification agreement
  dated March 24, 2000 the principal amount was reduced to
  $1,898,727, and the maturity date was extended to March 1,
  2001.  The line bears interest at the prime rate plus 1.0%
  (10.0% at December 31, 2000). Monthly interest payments
   are required through March 1, 2001                                               1,898,727           1,999,000

Promissory note with a bank in the principal amount of
  $5,100,000, dated July 22, 1998.  The note is secured by
  deeds of trust and assignment of rents on Orchard Supply
  Shopping Center and bears interest at the fixed rate of
  7.05% per annum through August 1, 2008. Monthly interest
  and principal payments of $34,102 are required through
  August 1, 2008 when the remaining principal and accrued
  interest are due and payable.                                                     4,988,247           5,038,041

Promissory note with a bank in the principal amount of
  $545,000, dated September 29, 1998.  The note is secured
  by deeds of trust and assignment of rents on San Ramon
  Retail Center and note bears interest at the fixed rate of
  11% per annum through June 1, 2000, when the principal
  and accrued interest are due and payable.  On August 2, 2000 the Company paid the note in full with the proceeds of a new
  promissory note  in the principal amount of $800,000.                                                   545,000

Promissory note with a bank in the principal amount of
  $800,000 dated, July 12, 2000.  The note is secured by deeds of trust and assignment of rents on San Ramon Retail Center.
  The note bears interest at the fixed rate of 9.10% per annum or $6,446 per month  through September 1, 2003, at which time the interest rate becomes a variable rate of 3.250 percentage points over the Index as defined in the Promissory Note. The principal and accrued interest are due and payable on
 August 1, 2010.                                                                     798,269
                                                                                 -----------         -----------
Total                                                                            $12,391,841         $12,338,166
                                                                                 ===========         ===========

         On March 27, 2000 the Company entered into a shareholder loan in the principal amount of $100,000. The note bore interest at the fixed rate of 10.00% per annum through maturity on March 31, 2001. The note was repaid in full on July 31, 2000.

         On June 2, 1999, the Company entered into a shareholder loan in the principal amount of $80,000. The note bore interest at the fixed rate of 10.00% per annum through December 1, 1999. The note was repaid in full upon maturity.

         Interest paid on the notes in 2000 and 1999 was $885,062 and $911,436, respectively.

         Principal installments due on the notes payable subsequent to December 31, 2000 are as follows:

                    2001                              $ 2,009,289
                    2002                                  118,539
                    2003                                  126,403
                    2004                                  136,102
                    2005                                  145,902
                    Thereafter                          9,855,606
                                                      -----------
                         Total                        $12,391,841
                                                      ===========

4.    OPERATING LEASES WITH TENANTS

      The rental operations include leasing commercial office and retail space to tenants under non-cancelable operating leases. As of December 31, 2000 and 1999, one tenant occupied 63% of leasable square feet and represented 35% and 39% of total 2000 and 1999 revenue, respectively. As of December 31, 2000 and 1999, another tenant occupied 27% of leasable square feet and represented 50% and 48% of total 2000 and 1999 revenue, respectively.

      Minimum future rent under noncancelable operating leases extending past December 31, 2000 are summarized as follows:

               2001                              $ 1,416,000
               2002                                1,416,000
               2003                                1,393,000
               2004                                1,318,000
               2005                                  591,000
               Thereafter                          3,834,000
                                                 -----------
                    Total                        $ 9,968,000
                                                 ===========

5.    TRANSACTIONS WITH AFFILIATES AND COMMITMENTS AND CONTINGENCIES

      The Properties and the Company entered into management agreements with Diversified Investment and Management Corporation ("DIMC"), an affiliate of Mr. Maniar. The current agreement, dated June 9, 1999, extends through December 31, 2005 and requires management fees to be paid to DIMC equal to the greater of 3% of gross revenues or a fixed amount equal to $7,500 per month for the first twelve months, $10,000 per month for the second twelve months, and $15,000 per month thereafter. Management fees paid were $107,500 and $52,500 in 2000 and 1999, respectively. Accrued management fees of $20,855 are included in accounts payable at December 31, 1999.

6.    STOCK OPTIONS

      In December 1999, the Company granted stock options to purchase 55,000 shares of common stock exercisable through December 31, 2002 at an exercise price of $3.125 per share. The options were granted to its directors (50,000 shares) and the general counsel to DIMC (5,000 shares). No compensation expense has been recognized in the financial statements for the stock options. The fair value of the stock based awards is de minimus at December 31, 2000

7.    INCOME TAXES

      The Company provides a deferred tax expense or benefit equal to the change in the deferred tax assets during the year. Deferred tax assets and liabilities at December 31, 2000 related primarily to temporary differences resulting from differing tax and book bases of fixed assets, net operating loss carryforwards, and deferred state taxes. Significant components of the Company's net deferred tax balances at December 31, 2000 were as follows:

      Deferred tax assets:
        Differing bases of fixed assets                              $1,451,393
        Net operating loss carryforwards                                216,470
        Other                                                            38,973
                                                                     ----------
          Total deferred tax assets                                   1,706,836
                                                                     ----------
       Deferred tax liabilities:
         Deferred state taxes                                          (112,270)
         Other                                                          (10,831)
                                                                     ----------
           Total deferred tax liabilities                              (123,101)
                                                                     ----------
       Net deferred tax assets                                       $1,583,735
                                                                     ==========


       The 2000 income tax benefit consists of the following:

       Change in deferred income tax benefit:
         Federal                                                        $88,757
         State                                                            2,543
                                                                        -------
         Total income tax benefit                                       $91,300
                                                                        =======


      The reconciliation between the Company's 2000 effective tax rate on earnings before income taxes and the statutory federal income tax rate of 34% was as follows:

      Statutory federal rate                                             34.0%
      State income taxes, net of federal income tax benefit               0.6
      Other                                                              (0.5)
                                                                        -----
      Effective tax rate                                                 34.1%
                                                                        =====

      As of December 31, 2000 the Company had federal net operating loss carryforwards totaling $563,431 which expire on various dates from 2019 through 2020 and state net operating loss carryforwards totaling $281,716 which expire on various dates from 2004 through 2005.