Form 10QSB
period 2001-03-31
MONTGOMERY REALTY GROUP INC
filed 2001-05-21
CIK 1050835

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                        Commission file number 000-30724

                          MONTGOMERY REALTY GROUP, INC.

             Nevada                                            88-0377199
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            identification No.)


                        400 Oyster Point Blvd. Suite 415
                          South San Francisco, CA 94080

                     Address of principal executive offices

                                 (650) 266-8080

                            Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date. Montgomery Realty Group, Inc. had 16,500,000 issued and outstanding shares of common stock as of May 15, 2001.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           Forward-Looking Statements

         This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions. Statements that describe future strategic plans, goals, or objectives of the Company are also forward-looking statements. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

         Readers of this report are cautioned that any forward-looking statements, including those regarding the Company or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions, particularly those related to future activities involving the Eccles Project, future occupancy rates, or changes in rental rates, are not guarantees of future performance or results of events and involve risks and uncertainties. The forward-looking information is based on present circumstances and on the Company's predictions respecting events that have not occurred, which may not occur, or which may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. The forward-looking statements included in this report are made only as of the date of this report. The Company is not obligated to update such forward-looking statements to reflect subsequent events or circumstances.

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

MONTGOMERY REALTY GROUP, iNC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                        Page

FINANCIAL STATEMENTS:

   Balance Sheets as of March 31, 2001 and December 31, 2000             F-1

   Statements of Operations for the Three Months Ended

   March 31, 2001 and 2000                                               F-2

   Statements of Cash Flows for the Three Months Ended
   March 31, 2001 and 2000                                               F-3

   Notes to Financial Statements                                         F-4

MONTGOMERY REALTY GROUP, INC.

BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------------------------------

                                                                                          March 31,       December 31,
                                                                                            2001              2000
                                                                                         -----------       -----------
ASSETS
PROPERTY:
  Land                                                                                   $ 2,699,500       $ 2,699,500
  Building                                                                                 5,040,000         5,040,000
  Improvements                                                                             3,107,384         3,107,384
                                                                                         -----------       -----------
           Total                                                                          10,846,884        10,846,884

  Less accumulated depreciation                                                           (2,595,740)       (2,544,414)
                                                                                         -----------       -----------

           Property, net                                                                   8,251,144         8,302,470

CASH                                                                                         129,108            54,823

TENANT RECEIVABLES                                                                            13,431            17,602

PREPAID EXPENSES AND OTHER ASSETS                                                            120,422           103,149

DEFERRED LEASE COMMISSIONS                                                                    11,264            11,810

DEFERRED LOAN COSTS                                                                          105,987           113,012

DEFERRED RENT RECEIVABLE                                                                      32,762            30,957

DEFERRED TAX ASSET                                                                         1,597,756         1,583,735
                                                                                         -----------       -----------

TOTAL ASSETS                                                                             $10,261,874       $10,217,558
                                                                                         ===========       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Notes payable                                                                          $12,361,853       $12,391,841
  Accounts payable                                                                           127,653            89,046
  Accrued interest                                                                            77,284            68,818
  Security deposits and prepaid rent                                                          71,932            23,669
                                                                                         -----------       -----------
TOTAL LIABILITIES                                                                         12,638,722        12,573,374
                                                                                         -----------       -----------

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value; authorized 80,000,000
    shares; issued and outstanding, 16,500,000 shares at March 31, 2001
    and, December 31, 2000                                                                    16,500            16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares; no
    shares issued and outstanding at March 31, 2001 and December 31, 2000                          -                 -
  Additional capital                                                                       1,692,742         1,692,742
  Accumulated deficit                                                                     (4,086,090)       (4,065,058)
                                                                                         -----------       -----------
TOTAL STOCKHOLDERS' DEFICIT                                                               (2,376,848)       (2,355,816)
                                                                                         -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $10,261,874       $10,217,558
                                                                                         ===========       ===========

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------------------------------------------------

                                                                                              2001                2000
                                                                                            ---------           ---------
REVENUES:
  Rent                                                                                      $ 389,886           $ 355,991
  Other                                                                                        16,412                 145
                                                                                            ---------           ---------
           Total revenues                                                                     406,298             356,136
                                                                                            ---------           ---------

EXPENSES:
  Real estate taxes                                                                            90,642              24,931
  Utilities                                                                                     3,644               3,254
  Repairs and maintenance                                                                         343               2,608
  General building                                                                              6,129               5,531
  Administration                                                                               18,603              29,070
  Insurance                                                                                     7,524               5,576
  Management fee                                                                               30,000              22,500
  Depreciation                                                                                 51,326              55,626
  Amortization                                                                                  7,571              23,411
                                                                                            ---------           ---------
           Total expenses                                                                     215,782             172,507
                                                                                            ---------           ---------

INCOME BEFORE INTEREST EXPENSE
  AND INCOME TAXES                                                                            190,516             183,629

INTEREST EXPENSE, NET                                                                        (225,569)           (231,614)
                                                                                            ---------           ---------

LOSS BEFORE INCOME TAXES                                                                      (35,053)            (47,985)

INCOME TAX BENEFIT                                                                             14,021              24,395
                                                                                            ---------           ---------
NET LOSS                                                                                    $ (21,032)          $ (23,590)
                                                                                            =========           =========

NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED                                                                         $  (0.001)          $  (0.001)
                                                                                            =========           =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                        16,500,000          16,500,000
                                                                                           ==========          ==========

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------------------------------------------------

                                                                                                   2001             2000
                                                                                                 --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                       $(21,032)       $(23,590)
  Depreciation and amortization                                                                    58,897          79,037
  Deferred rent receivable                                                                         (1,805)         15,250
  Deferred taxes                                                                                  (14,021)        (24,395)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Tenant receivables                                                                              4,171          11,660
    Prepaid expenses and other assets                                                             (17,273)        (15,684)
    Accounts payable                                                                               38,607         (33,560)
    Accrued interest                                                                                8,466            (920)
    Security deposits and prepaid rent                                                             48,263         (40,802)
                                                                                                 --------         --------
           Net cash provided by (used in) operating activities                                    104,273          (33,004)
                                                                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of loan costs                                                                                 -          (14,018)
                                                                                                 --------         --------
           Net cash used in investing activities                                                        -          (14,018)
                                                                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                                                         100,000
  Escrow deposit for note payment                                                                                (113,487)
  Payments on notes payable                                                                       (29,988)        (25,361)
                                                                                                 --------         --------
           Net cash used in financing activities                                                  (29,988)        (38,848)
                                                                                                 --------         --------

INCREASE (DECREASE) IN CASH                                                                        74,285         (85,870)

CASH, BEGINNING OF PERIOD                                                                          54,823         134,361
                                                                                                 --------         --------

CASH, END OF PERIOD                                                                              $129,108        $ 48,491
                                                                                                 ========        ========

See notes to the financial statements.

MONTGOMERY REALTY GROUP, iNC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The interim financial data are unaudited; however, in the opinion of the management of Montgomery Realty Group, Inc. ("Montgomery" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2000, including the financial statements and notes thereto.

2.    TRANSACTIONS WITH AFFILIATE

      Property management fees of $30,000 and $22,500 were paid to an affiliate of the majority stockholder for the three months ended March 31, 2001 and 2000, respectively.

3.    BASIC AND DILUTED LOSS PER SHARE OF BENEFICIAL INTEREST

      Basic and diluted loss per share are computed by dividing net loss by the weighted average number of shares outstanding of 16,500,000 for the three months ended March 31, 2001 and 2000.

4.    SUBSEQUENT EVENTS

      On March 1, 2001, the $1,898,727 mortgage loan on the Eccles Project matured. Pursuant to an arrangement agreed to by the lender, the loan was extended an additional year, subject to a principal paydown of $100,000. The lender, Redwood Bank, was acquired by First Bank & Trust during early 2001, and final loan documents were not available until April 2001. At that time a Loan Modification was signed and a $100,000 principal payment was made such that the new principal balance is $1,798,727.

      To assist Montgomery with the capital necessary to make the principal payment, Mr. Maniar, the principal stockholder of Montgomery, loaned the Company $100,000, at 10% interest, as previously approved by the Company's board of directors. To assist Montgomery with its other cash needs, Mr. Maniar made a second $100,000 loan to Montgomery, again at 10% interest, as approved by the Company's board of directors. Mr. Maniar's loans were made on April 9, 2001 and April 17, 2001, respectively.

      On April 9, 2001, a loan in the principal amount of $250,000 was approved by California Mortgage & Realty. The proceeds of this loan will be used to retire Mr. Maniar's loans to Montgomery and to provide additional working capital for the Company. The California Mortgage & Realty loan is secured by a second deed of trust (mortgage) on the Eccles Project, matures on May 1, 2003, and bears interest at the rate of 13.75% per annum, payable monthly.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS

Analysis of Results of Operations

         The following discussion should be read in conjunction with the Financial Statements of Montgomery and the Notes thereto. All figures are in dollar amounts.

Overview

         Montgomery is a real estate company that emphasizes investment in both development real estate assets and income-producing real estate assets. Montgomery is engaged in the ownership, leasing, management, operation, development, redevelopment, acquisition, and sale of real estate assets in the Greater San Francisco Bay Area. Montgomery currently owns retail shopping centers and an office building. Montgomery also owns an undeveloped parcel of land referred to as the "Eccles Project" in South San Francisco. The Company is currently seeking entitlements of up to 325,000 square feet for the Eccles Project. "Entitlements" are local planning department approvals that are a necessary precondition to actual development and building and consist of local planning department approvals and related matters. If the Company is successful in obtaining the entitlements, the Company could then develop the Eccles Project itself, or sell or exchange the Eccles Project and invest the proceeds in other real estate. Management has not determined what course of action is best for the Company at this point. Montgomery conducts all of its real property management and brokerage activities through a written agreement with a related corporation, Diversified Investment & Management Corporation ("DIMC"), which is 100% owned by Montgomery's majority stockholder, Mr. Maniar. Mr. Maniar currently owns in excess of 96% of the stock of Montgomery.

Results of Operations

         Montgomery reported a net loss of $21,032 for the first quarter of 2001, as compared to a net loss of $23,590 for the period ended March 31, 2000, a reduction of net loss by 10.8%.

         Montgomery's total revenues for the first quarter increased from $356,136 to $406,298, or 14.1%, from 2000 to 2001, primarily because of three factors: (a) increases in base rents from small tenants at the Orchard Supply Shopping Center and the San Ramon Retail Center; (b) a one-time charge paid by a former tenant in exchange for an early termination of its lease; and (c) the releasing of another space at the San Ramon Retail Center at a higher base rental rate.

         Additionally, the Company passed through Consumer Price Index (CPI) rent increases to all tenants other than OSH/Sears and Keker & Van Nest. Thus, rental rates from the Orchard Supply Shopping Center and the San Ramon Retail Center have increased from the prior year. All of Montgomery's properties are 100% leased under lease terms extending beyond the end of 2001, so that no rent reductions due to vacancies are expected for the balance of the year nor are significant rent increases likely, absent early termination of an existing lease and a releasing. Revenues will vary slightly due to changes in the amount of expenses reimbursable under net leases.

         Total operating expenses for the first quarter increased from $172,507 to $215,782, or 25.1%, from 2000 to 2001. While most operating expenses showed expected variations due to variable costs, such as utilities and insurance, real estate tax expense more than doubled, going from $24,931 in the first quarter of 2000 to $90,642 in the first quarter of 2001, an increase of 263.6%. This increase is due to reassessments of the value of the Company's real estate assets by local counties, an increase permitted under California law by reason of the change in ownership that occurred in June 1999 when Mr. Maniar transferred the real estate assets to Montgomery. To date, no reassessment has been made against either the Orchard Supply Shopping Center or the San Ramon Retail Center, both of which are located in Contra Costa County, California. However, the Company is anticipating that such reassessments will be forthcoming. The Company's administrative costs decreased from $29,070 in 2000 to $18,603 in 2001, or 36.0%, due to the standardization of the Company's SEC compliance procedures.

         Management fees for the first quarter in 2001 were $30,000 and $22,500 at the end of the first quarter in 2000, an increase of 33.4%. This increase is due primarily to Montgomery paying the fixed minimum property management fees of $10,000 per month, as required by the written management agreement between Montgomery and DIMC, during the period June 2000 and May 2001, rather than the lower fee of $7,500 per month that was in effect from June 1999 to May 2000. The management agreement between Montgomery and DIMC calls for the monthly management fees to increase to $15,000 per month for the period June 2001 to May 2002; however, DIMC has agreed to forebear from imposing any such fee increase at this time, due to Montgomery's increased operating expenses, as discussed above.

         Net interest expense for the first quarter decreased from $231,614 to $225,569, or 2.6%, from 2000 to 2001, due primarily to more favorable interest rates on Montgomery's mortgage loans, especially the decrease from 11% to 9.1% in the interest rate on the mortgage loan on the San Ramon Retail Center property. The mortgage loan on the Eccles Project remains at prime plus 1%; the mortgage loan on the Keker & Van Nest Office Building remains at 6.67%; and the loan on the Orchard Supply Shopping Center also remains at 7.05%. All of the mortgages, other than the mortgage on the Eccles Project, have remaining terms in excess of seven years. See Footnote 3 to the December 31, 2000 financial statements (as filed with the Company's Form 10-KSB).

Liquidity and Capital Resources

         Montgomery has met its requirements for liquidity and capital resources principally from cash provided by operations, refinancing, and realization of equity.

         Noncash expenses related to depreciation and amortization of $51,326 and $7,571, respectively, more than offset the net loss reported for the period ended March 31, 2001, such that Montgomery continues to operate on a positive cash flow basis.

         When Montgomery was called upon to reduce principal on its Eccles Project mortgage or when other expenses arose that placed stress upon Montgomery's working capital, Montgomery's principal stockholder, Mr. Maniar, has loaned money to the Company to cover the cash flow needs, with said loans being repaid again when Montgomery was able to rearrange its long-term real estate financing. However, there can be no assurance that Mr. Maniar will continue to advance money to Montgomery to meet its liquidity needs.

     Operating Activities

         Operating activities for the first quarter of 2001 provided net cash of $104,273, as compared to net cash used by operating activities for the first quarter of 2000 of $33,004, an increase of $137,277. Changes to balance sheet items such as prepaid rent and security deposits, together with an increase in accounts payable, account for substantially all of the change.

     Investing Activities

         No cash flow was used or provided by investing activities in the first quarter of 2001, compared to cash used in investing activities of $14,018 in the first quarter of 2000.

     Financing Activities

         Montgomery's financing activities reflect the results of its debt and equity transactions. During the first quarter of 2001, financing activities used net cash of $29,988, as compared to net cash used in financing activities of $38,848 during the first quarter of 2000, a decrease of 22.8%. This decrease is due to the absence of new loan fees or costs expensed during the first quarter of 2001 and the absence of any loan transactions during the first quarter of 2001.

         The mortgage loan on the Eccles Project was modified and extended effective March 1, 2001. The loan, which had a principal balance of $1,898,727, was extended for another year and Montgomery reduced the outstanding principal on the loan by $100,000 on April 23, 2001. A loan extension and modification fee of $8,995 was also paid by Montgomery on April 23, 2001, as the modification and extension was not fully documented until that date. As modified and extended, the loan now has a principal balance of $1,798,727, bears interest at prime plus 1%, and matures March 1, 2002.

         Montgomery has agreed with First Bank & Trust that the loan will not be extended further, and Montgomery is currently seeking an interim lender that will loan not only the amount due to First Bank & Trust, but an amount sufficient to discharge the California Mortgage & Realty loan (discussed below) and provide Montgomery with approximately $500,000 of funds to continue with seeking the Eccles Project entitlements.

         Montgomery borrowed from its principal stockholder, Mr. Maniar, the sum of $100,000 on April 9, 2001, so that the principal reduction of the First Bank & Trust loan could be made without reducing Montgomery's working capital. The loan from Mr. Maniar was authorized by the Company's board of directors, was for a one-year term, and bore interest at the rate of 10% per annum. The loan from Mr. Maniar was paid in full on May 1, 2001, with proceeds Montgomery obtained from its new loan with California Mortgage & Realty, as discussed below.

         Montgomery borrowed another $100,000 from its principal stockholder, Mr. Maniar, on April 17, 2001, so as to provide Montgomery with needed working capital to discharge its real estate tax liabilities in a timely manner. Montgomery encountered large cash flow demands in connection with its April 10, 2001, real estate tax payments (as discussed above). The loan from Mr. Maniar was authorized by the Company's board of directors, is for a one-year term, and bears interest at the rate of 10% per annum. The loan is currently outstanding, although as soon as the California Mortgage & Realty loan fully funds, Montgomery intends to retire the loan from Mr. Maniar.

         In anticipation of the cash flow demands of early 2001, Montgomery arranged to borrow $250,000 from California Mortgage & Realty. The loan was made effective April 9, 2001, although escrow did not close until April 30, 2001. The loan is secured by a second deed of trust (mortgage) on the Eccles Project. The loan matures May 1, 2003, and bears interest at the rate of 13.75% per annum, payable monthly. The loan has only funded $125,000 to date, and the balance of the loan funds is expected prior to May 30, 2001.

         Montgomery's policy is to structure its real estate refinancing, whenever practical, so that the property will continue to provide sufficient cash flow to meet or exceed requirements for related mortgage amortization and operating expenses. Montgomery's goal in refinancing properties is to convert equity to cash, when the current cash flow from a property is sufficiently positive so as to permit adequate debt service coverage, coupled with positive cash flow. This strategy allows Montgomery to obtain cash capital from the increases in real estate equity that arise by reason of the appreciation in the value of the underlying properties. Montgomery's policy of refinancing "equity," so as to provide additional cash, is based upon management's policy that total debt service costs should remain relatively constant.

     Equity in Real Estate

         Montgomery has net cash flow from its current activities, which it believes it will be able to continue on a long-term basis, providing sufficient cash to cover activities other than new acquisitions or developments while sheltering cash flow from income tax by reason of the net taxable loss that is generated by depreciation and amortization. While Montgomery is able to realize cash flow from refinancing of existing assets, such as the San Ramon Retail Center as discussed above, Montgomery's principal methods for obtaining acquisition and development capital come from either additional financing activities as discussed above or the sale or exchange of existing real estate assets, so as to realize a cash or trade value from the equity generated by appreciation of real estate assets. Absent additional capital from financing activities or the sale or exchange of real estate assets, Montgomery may not have sufficient cash flow to fund expansions or acquisitions.

         Based upon independent appraisals performed between October 1998 and October 2000, Montgomery's properties had a combined value of approximately $27,410,000, as compared to the historical cost, net of depreciation of $8,302,470, with which such properties are reported in Montgomery's financial statements as of December 31, 2000. The related indebtedness secured by such properties totaled $12,391,841 as of December 31, 2000. The difference of $15,018,159 represents an important financial resource for the Company. Montgomery is able to profit from this important resource in two ways: (a) by pulling out equity in the form of cash through favorable refinancings such as the Affinity Bank Loan; and (b) the sale or exchange of properties that have appreciated in value.

     Capital Requirements

         Montgomery plans to expand its asset base in the future. Expansion is currently focused upon the development, sale, or exchange of the Eccles Project.

         Montgomery believes that diversification is the key to long-term real estate industry viability and success. Therefore, Montgomery plans to diversify its current portfolio with future acquisitions of income-producing real estate and/or real estate with development potential. Montgomery will seek the capital for such growth and diversification through a combination of asset sales or exchanges, refinancings through commercial loan sources, as well as through the possible sale of debt or equity securities.

     Eccles Entitlements

         Montgomery's expansion is currently focused upon the development of the Eccles Project land, and either construction of the project by the Company or a sale or exchange of the entitled land to an unrelated third party. Management currently estimates, based upon comparable construction completed in the San Francisco Bay Area, that building a 325,000 square foot office complex will cost approximately $200 per square foot, or $65,000,000. Management has not made arrangements for a construction loan, nor can any assurance be given that construction financing will be available after entitlements are obtained, if the Company is successful in obtaining the entitlements.

         The Company is working to obtain the entitlements for the Eccles Project. "Loading access easements" in favor of an adjacent landowner that would have restricted the development at the site have been terminated. The Company has completed a Phase I Environmental Report, and no toxic waste or hazardous materials were found. The Company has also completed a Seismic Refraction Study that indicates general bedrock ground contours via sonic feedback equipment. Based on the Seismic Refraction Study, the Company retained an engineering firm to perform the Geotechnical Analysis of the site. Phase I of the Geotechnical Analysis has been completed and a draft soils report has issued. Such a soils report allows the architect and structural engineers to determine, based on soil samples, where to situate the proposed building, where pylons should be drilled, and the depth and other characteristics of the soils at the site.

         The project architect has completed conceptual designs and is currently working on detailed layouts of the proposed office complex. The Company needs to perform a traffic study and other investigations to allow it to apply to the City of South San Francisco for development permits. Although Management is confident that these studies can be completed in a timely and cost effective manner, so as to yield development approval, no assurance of such a result can be given, and the final decision as to entitlements will rest with the City of South San Francisco, California.

     Other Sales

         Montgomery is entertaining offers it has received to purchase its other properties, but no letter of intent or contract has been agreed to by Montgomery.

Other Matters

         Montgomery has reviewed all recently issued, but not yet accepted, accounting standards in order to determine their effects, if any, on Montgomery's financial condition or results of operations. Based on that review, Montgomery believes that none of these pronouncements will have a significant effect on current of future earnings or operations.

                           PART II--OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         The following exhibits are included as part of this report at the location indicated:

                          SEC
    Exhibit            Reference
     Number              Number                            Title of Document                             Location
-----------------    ---------------    ---------------------------------------------------------    -----------------

Item 10                                 Material Contracts
-----------------    ---------------    ---------------------------------------------------------
10.01                      10           $100,000 Promissory Note due to Dinesh Maniar dated          This filing
                                        April 9, 2001
10.02                      10           $100,000 Promissory Note due to Dinesh Maniar dated          This filing
                                        April 17, 2001

         (b) Reports on Form 8-K. During the quarter ended March 31, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MONTGOMERY REALTY GROUP, INC.
                                          (Registrant)



Dated:   May 21, 2001                     By   /s/ Dinesh Maniar
                                               -----------------
                                               Dinesh Maniar, President and
                                               Principal Executive and
                                               Financial Officer