Form 10QSB
period 2001-06-30
MONTGOMERY REALTY GROUP INC
filed 2001-08-15
CIK 1050835

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock as of June 30, 2001: 16,500,000

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          MONTGOMERY REALTY GROUP, INC.


                              INDEX TO FORM 10-QSB


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of June 30, 2001 and December 31, 2000..........3

         Statements of Operations for the six months ended
           June 30, 2001 and 2000..........................................4

         Statements of Operations for the three months ended
           June 30, 2001 and 2000..........................................5

         Statements of Cash Flows for the six months ended
           June 30, 2001 and 2000..........................................6

         Notes to Financial Statements.....................................7

Item 2.  Management's Discussion and Analysis or Plan of Operations........8

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.................................14

Signature.................................................................14

MONTGOMERY REALTY GROUP, INC.

BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------------------------

                                                                            June 30,       December 31,
ASSETS                                                                        2001             2000
                                                                           -----------     -----------
PROPERTY:
  Land                                                                     $ 2,699,500     $ 2,699,500
  Building                                                                   5,040,000       5,040,000
  Improvements                                                               3,107,384       3,107,384
                                                                           -----------     -----------
           Total                                                            10,846,884      10,846,884

  Less accumulated depreciation                                             (2,647,066)     (2,544,414)
                                                                           -----------     -----------
           Property, net                                                     8,199,818       8,302,470


CASH                                                                           119,627          54,823

TENANT RECEIVABLES                                                              27,005          17,602

PREPAID EXPENSES AND OTHER ASSETS                                              122,879         103,149

DEFERRED LEASE COMMISSIONS                                                      10,717          11,810

DEFERRED LOAN COSTS                                                            119,455         113,012

DEFERRED RENT RECEIVABLE                                                        34,128          30,957

DEFERRED TAX ASSET                                                           1,611,777       1,583,735
                                                                           -----------     -----------
TOTAL ASSETS                                                               $10,245,406     $10,217,558
                                                                           ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Notes payable                                                            $12,485,052     $12,391,841
  Accounts payable and accrued expenses                                         59,324          89,046
  Accrued interest                                                              75,886          68,818
  Security deposits and prepaid rent                                            71,932          23,669
                                                                           -----------     -----------
TOTAL LIABILITIES                                                           12,692,194      12,573,374
                                                                           -----------     -----------

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value;  authorized  80,000,000 shares;
    issued and  outstanding,  16,500,000  shares at June 30, 2001
    and December 31, 2000                                                       16,500          16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares; no
    shares issued and outstanding at June 30, 2001 and December 31, 2000             -               -
  Additional capital                                                         1,692,742       1,692,742
  Accumulated deficit                                                       (4,156,030)     (4,065,058)
                                                                           -----------     -----------
TOTAL STOCKHOLDERS' DEFICIT                                                 (2,446,788)     (2,355,816)
                                                                           -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $10,245,406     $10,217,558
                                                                           ===========     ===========

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
-------------------------------------------------------------------------------------------------------

                                                                             2001               2000
                                                                          ----------        ----------
REVENUES:
  Rent                                                                    $  760,164        $  712,832
  Other                                                                       16,622               304
                                                                          ----------        ----------
           Total revenues                                                    776,786           713,136
                                                                          ----------        ----------
EXPENSES:
  Real estate taxes                                                          181,284            52,586
  Utilities                                                                    7,709             7,641
  Repairs and maintenance                                                      4,796            15,276
  General building                                                            11,217            10,055
  Administration                                                              44,898            61,186
  Insurance                                                                   15,048            11,318
  Management fee                                                              60,000            47,500
  Depreciation                                                               102,652           107,430
  Amortization                                                                13,714            30,513
                                                                          ----------        ----------
           Total expenses                                                    441,318           343,505
                                                                          ----------        ----------

INCOME BEFORE INTEREST EXPENSE, EXTRAORDINARY
  ITEM AND INCOME TAXES                                                      335,468           369,631

INTEREST EXPENSE, NET                                                       (454,482)         (471,369)
                                                                          ----------        ----------

LOSS BEFORE INCOME TAXES                                                    (119,014)         (101,738)

INCOME TAX BENEFIT                                                            28,042            48,765
                                                                          ----------        ----------

NET LOSS                                                                  $  (90,972)       $  (52,973)
                                                                          ==========        ==========
NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED                                                       $   (0.006)       $   (0.006)
                                                                          ==========        ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                       16,500,000        16,500,000
                                                                          ==========        ==========

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 AND 2000
-------------------------------------------------------------------------------------------------------

                                                                             2001               2000
                                                                          ----------        ----------
REVENUES:
  Rent                                                                    $  370,278        $  356,841
  Other                                                                          210               159
                                                                          ----------        ----------
           Total revenues                                                    370,488           357,000
                                                                          ----------        ----------

EXPENSES:
  Real estate taxes                                                           90,642            27,655
  Utilities                                                                    4,065             4,387
  Repairs and maintenance                                                      4,453            12,668
  General building                                                             5,088             4,524
  Administration                                                              26,296            32,116
  Insurance                                                                    7,524             5,742
  Management fee                                                              30,000            25,000
  Depreciation                                                                51,326            51,804
  Amortization                                                                 6,142             7,102
                                                                          ----------        ----------
           Total expenses                                                    225,536           170,998
                                                                          ----------        ----------

INCOME BEFORE INTEREST EXPENSE
  AND INCOME TAXES                                                           144,952           186,002

INTEREST EXPENSE, NET                                                       (228,913)         (239,755)
                                                                          ----------        ----------

LOSS BEFORE INCOME TAXES                                                     (83,961)          (53,753)

INCOME TAX BENEFIT                                                            14,021            24,370
                                                                          ----------        ----------

NET LOSS                                                                  $  (69,940)       $  (29,383)
                                                                          ==========        ==========

NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED                                                       $   (0.004)       $   (0.001)
                                                                          ==========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                       16,500,000        16,500,000
                                                                          ==========        ==========

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
-------------------------------------------------------------------------------------------------------

                                                                               2001            2000
                                                                            ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $  (90,972)     $  (52,973)
  Depreciation and amortization                                                116,366         137,943
  Deferred rent receivable                                                      (3,171)         13,245
  Deferred taxes                                                               (28,042)        (48,765)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Tenant receivables                                                          (9,403)         21,847
    Prepaid expenses and other assets                                          (19,730)        (14,718)
    Accounts payable                                                           (29,722)        (21,094)
    Accrued interest                                                             7,068          (1,095)
    Security deposits and prepaid rent                                          48,263         (35,948)
                                                                            ----------      ----------
           Net cash used in operating activities                                (9,343)         (1,558)
                                                                            ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payment of loan costs                                                        (19,064)        (16,520)
                                                                            ----------      ----------
          Net cash used in investing activities                                (19,064)        (16,520)
                                                                            ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                      450,000         100,000
  Payment of loan costs                                                       (356,789)       (149,034)
                                                                            ----------      ----------
           Net cash used in financing activities                                93,211         (49,034)
                                                                            ----------      ----------

INCREASE (DECREASE) IN CASH                                                     64,804         (67,112)

CASH, BEGINNING OF PERIOD                                                       54,823         134,361
                                                                            ----------      ----------

CASH, END OF PERIOD                                                         $  119,627      $   67,249
                                                                            ==========      ==========

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The interim financial statements are unaudited. In the opinion of the management of Montgomery Realty Group, Inc. (the "Company"), the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the presented interim periods. The interim financial statements should be read in conjunction with the Company's quarterly report on Form 10-QSB for the three months ended March 31, 2001, and the annual report on Form 10-KSB for the year ended December 31, 2000, including the financial statements and notes thereto.

2.       TRANSACTIONS WITH AFFILIATE

         Property management fees of $30,000 and $25,000 were paid to an affiliate of the majority stockholder for the three months ended June 30, 2001 and 2000, respectively.

3.       BASIC AND DILUTED LOSS PER SHARE OF BENEFICIAL INTEREST

         Basis and diluted loss per share are calculated by dividing net loss by the weighted average number of shares outstanding of 16,500,000 for the three months ended June 30, 2001 and 2000.

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

Overview

         Montgomery is a real estate company that emphasizes investment in both development real estate assets and income producing real estate assets. Montgomery is engaged in the ownership, leasing, management, operation, development, redevelopment, acquisition, and sale of real estate assets in the Greater San Francisco Bay Area. Montgomery currently owns retail shopping centers and an office building. Montgomery also owns an undeveloped parcel of land referred to as the "Eccles Project" in South San Francisco, as discussed in more detail in the Company's report on Form 10-KSB and below under the heading "Eccles Entitlements."

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

         Montgomery's financial condition and results of operations were substantially changed by the acquisition of its four properties from Mr. Maniar in June 1999. These four properties are described in detail in Montgomery's Form 10-SB. The four properties are:

                  (1)      the  Keker  &  Van  Nest   Office   Building  in  San
                           Francisco;

                  (2)      the  Orchard  Supply  Shopping  Center in San  Ramon,
                           California;

                  (3)      the San Ramon Retail Center in San Ramon, California;
                           and

                  (4)      the  Eccles   Project   land  located  in  South  San
                           Francisco, California.

         These assets had a value of approximately $27,410,000 based upon independent appraisals performed between October 1998 and October 2000 and were sold to Montgomery by Mr. Maniar in June 1999, in exchange for 16,000,000 shares of Montgomery's stock and the assumption by Montgomery of approximately $12,400,000 of debt in the form of first mortgage debt secured by the properties. The sale by Mr. Maniar to Montgomery closed on June 8, 1999.

         With the acquisition of these assets, Montgomery became an operating real estate company with approximately 80,000 square feet of leasable property. The lease space is currently 100% occupied. Montgomery also acquired the Eccles Project, which is reported in the financial statements at its historical cost value of $539,500 and which is now in the process of obtaining entitlements for future development, which, if granted, would permit the property to accommodate office buildings of approximately 325,000 square feet. The Eccles Project alone with such entitlements would be valued at approximately $24,000,000, pursuant to independent third party appraisers..

Basis of Presentation of Financial Information

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

Results of Operations

         Six Months Ended June 30, 2000 and June 30, 2001

         Montgomery's net loss for the six months ended June 30, 2001, increased from $52,973 at June 30, 2000, to $90,972 for the period ended June 30, 20,01, or 71.7%. Noncash depreciation and amortization expenses for the six months ended June 30, 2001 aggregated $116,386.

         Montgomery's total revenues increased from $713,136 at June 30, 2000, to $776,786 at June 30, 2001, or 8.9%. This increase is due primarily to two factors:

                  (1) base rent increases that took effect in early 2000 when two new small tenants (less than 2,500 sq. ft. users) replaced existing tenants at the Orchard Supply Shopping Center; and

                  (2) Consumer Price Index adjustments that took effect in 2001 to the base rents for tenants at the Orchard Supply Shopping Center and the San Ramon Retail Center.

         With the exception of the Eccles Project, all of Montgomery's properties are 100% leased under lease terms extending beyond the end of 2001 so that no rent reductions due to vacancies are expected for the balance of the year nor are significant rent increases likely, absent early termination of an existing lease and a releasing. Revenues will vary slightly due to changes in the amount of expenses reimbursable under net leases and changes in base rents which are keyed to the Consumer Price Index (CPI).

         Total operating expenses for the six months ended June 30, 2001, increased from $343,505 at June 30, 2000, to $441,318 at June 30, 2001, or
28.5%. While most operating expenses showed expected variations due to variable costs, such as utilities and insurance, real property tax expense increased 344.7% due to reassessments resulting from the transfer from Dinesh Maniar to Montgomery in June 1999. Under California law, the county assessors are permitted to increase the valuation of real estate for tax roll purposes, upon the transfer of a property from one owner to another. The current tax expense is approximately $362,568 and reflects the increased tax burden on the Keker & Van Nest Office Building and the Eccles Project. Adjustments to the tax roll have not yet been made for the Orchard Supply Shopping Center or the San Ramon Retail Center and are not determinable at this time.

         Management fees also increased from $7,500 per month to $10,000 per month commencing June 1, 2000, pursuant to the terms of the written management fee agreement. The management fees were set to increase to $15,000 per month July 1, 2001; however, management has elected to forbear on said increase.

         Net interest expense for the six months ended June 30, 2001, decreased from $471,369 at June 30, 2000, to $454,482, or 3.6%. This decrease is due to the following:

                  (1) decreases in the prime interest rate, which is the index for the first mortgage loan on the Eccles Project, together with a reduction of its principal balance from $1,898,334 to $1,798,334; and

                  (2) refinancing of the first mortgage loan on the San Ramon Retail Center with Affinity Bank at 9.1% interest per annum, as opposed to its former rate of 11% with Gross Mortgage Company.

         Montgomery obtained a junior mortgage loan of $250,000 secured by the Eccles Project, which was funded near the close of the second quarter. The loan calls for interest to be paid monthly at the rate of 13.75%. The proceeds of the new loan were used to reduce the principal balance on the first mortgage loan on the Eccles Project by $100,000 (with First Bank & Trust - successor to Redwood
Bank) and to provide the company with operating cash, in view of the increased cash demands presented by the increased real estate tax expense.

         Quarter Ended June 30, 2001 and 2000

         Montgomery's net loss increased from $29,383 for the three-month period ended June 30, 2000, as compared to the three-month period ended June 30, 2001, in which the net loss was $69,940, an increase of 138.0%. Again this shift is primarily based upon the increased real estate tax expense. Noncash depreciation and amortization expenses for the three months ended June 30, 2001, aggregated $57,468 so as to permit Montgomery to continue its day-to-day operations with substantially break-even cash flow.

         Montgomery's total revenues for the three months ended June 30, 2001, increased from $357,000 at June 30, 2000, to $370,488 at June 30, 2001, or 3.8%.
This increase is due primarily to the factors set forth above in the discussion of the six-month operating results.

         Total operating expenses for the three months ended June 30, 2001, increased from $170,998 at June 30, 2000, to $225,536 at June 30, 2001, or
31.9%. Again, most of this increase is due to the increased real estate tax expense discussed above.

         Net interest expense for the three months ended June 30, 2001, decreased from $239,755 at June 30, 2000, to $228,913 at June 30, 2001, or 4.5%.
This decrease is again due primarily to the decrease in the interest rate paid on the Eccles Project first mortgage and to the lower interest rate affecting the first mortgage on the San Ramon Retail Center.

Liquidity and Capital Resources

         Montgomery has met its requirements for liquidity and capital resources principally from cash provided by operations, refinancing and realization of equity.

         Operating Activities

         Operating activities for the six months ended June 30, 2001, used net cash of $9,343, compared to net cash used in operating activities for the six months ended June 30, 2000, of $1,558, an increase of $7,755, or 488.4%. Net income for the six months remained fairly constant, with a net loss from operations for the six months ended June 30, 2000, and June 30, 2001, being $52,973 and $90,972, respectively. Depreciation and amortization expenses for the six months ended June 30, 2000, and June 30, 2001, was $137,943 and $116,366, respectively. Hence, absent expected changes in balance sheet accounts, such as prepaids and payables, Montgomery's net cash from operations has remained generally constant. While real estate tax expenses have increased significantly, revenue has also increased significantly, while non tax-related operating expenses, including administrative expenses, have generally been reduced, so as to maintain a positive cash flow.

         Further, the majority stockholder, Mr. Dinesh Maniar, has historically shown willingness to loan money of up to $200,000 to the Company for short periods of time, such that temporary cash flow demands have not generated operating difficulties. Additionally, the Company's long-term abilities to refinance its appreciated real estate assets have provided operating capital to the Company.

         Investing Activities

         Cash flow from investing activities in the six months ended June 30, 2001, used $19,604, as compared to $16,250 for the period ended June 30, 2000. These items reflect loan fees incurred for corporate refinancing and remain fairly constant from year to year. The loan fees paid in 2000 were for the Gross Mortgage Company while the fees paid in the 2001 represent the fees paid to California Mortgage & Realty, the new junior lender on the Eccles Project.

         Financing Activities

         Montgomery's financing activities for the period ended June 30, 2001, reflect receipt of $450,000 as follows:

                  (1) $200,000, which represent two loans made by Mr. Maniar to the corporation, each in the amount of $100,000, one on April 9, 2001, and another April 17, 2001; and

                  (2) $250,000, which represents the gross loan proceeds from California Mortgage & Realty which made a junior mortgage loan on the company's Eccles Project.

         Montgomery's outgoing funds include:

                  (1) repayment of the $200,000 stockholder loans from Mr. Maniar, which loans were repaid during the second quarter of 2001;

                  (2) reduction of the principal in the amount of $100,000 on the First Bank & Trust (formerly Redwood Bank) loan which is secured by a first mortgage loan on the Eccles Project; and

                  (3) reduction of other amortized loans of $56,789.

         These results compare to the single refinancing transaction during the first six months of 2000, which involved the principal reduction of the Redwood Bank loan on the Eccles Project.

         The maturity date on the First Bank & Trust Loan is March 1, 2002. The maturity date of the California Mortgage & Realty loan is April 9, 2003. The maturity dates of all other loans are more than two years away.

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

         Based upon independent appraisals performed between October 1998 and October 2000, Montgomery's properties had a combined value of approximately $27,410,000, as compared to the historical cost, net of depreciation of $8,302,470 with which such properties are reported in Montgomery's financial statements as of December 31, 2000. The related indebtedness secured by such properties totaled $12,485,052 as of June 30, 2001. The difference of $14,924,948 represents an important financial resource for the Company. Montgomery is able to profit from this important resource in two ways: (a) by pulling out equity in the form of cash through favorable refinancings such as the California Mortgage & Realty Loan; and (b) the sale or exchange of properties which have appreciated in value.

         Capital Requirements

         Montgomery plans to expand its asset base in the future. Expansion is currently focused upon the development, sale or exchange of the Eccles Project.

         Montgomery believes that diversification is the key to long-term real estate industry viability and success. Therefore, Montgomery plans to diversify it current portfolio with future acquisitions of income producing real estate and/or real estate with development potential. Montgomery will seek the capital for such growth and diversification through a combination of asset sales or exchanges, refinancings through commercial loan sources, as well as through the sale of debt or equity securities. With the exceptions of the Eccles Project development, there are no current plans to raise additional capital at this time.

         Eccles Entitlements

         Management currently plans to expand its asset base in the future. Expansion is currently focused upon the development of the Eccles Project land, and either construction of the project by the Company or a sale or exchange of the entitled land to an unrelated third party. Management currently estimates, based upon comparable construction completed in the San Francisco Bay Area, that building a 325,000 square foot office complex will cost approximately $200 per square foot, or $65,000,000. Management has not made arrangements for a construction loan, nor can any assurance be given that construction financing will be available after entitlements are obtained.

         The Company is working diligently to obtain the entitlements for the Eccles Project. Loading access easements in favor of an adjacent landowner, which would have restricted the development at the site, have been terminated. The Company has completed a Phase I Environmental Report and no toxic waste or hazardous materials were found. The Company has also completed a Seismic Refraction Study that indicates general bedrock ground contours suitable for the proposed expansion. The Company retained an engineering firm to perform the geotechnical analysis of the site. Phase I of the geotechnical analysis has been completed and a draft soils report has issued affirming that bedrock and similar matters are suitable to the Company's proposed development. Also, such a soils report allows the architect and structural engineers to determine, based on soil samples, where to situate the proposed building, where pylons should be drilled, and the depth and other characteristics of the soils at the site.

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

         Other Sales

         Montgomery is entertaining other offers it has received to purchase its other properties, but no letter of intent or contract has been agreed to by Montgomery.

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

                           PART II. OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         There are no exhibits included as part of this report.

(b)      Reports on Form 8-K

         During the quarter ended June 30, 2001, the Company did not file any reports on Form 8-K.


                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MONTGOMERY REALTY GROUP, INC.
                                             (Registrant)



Date: August 15, 2001                        By: /s/ Dinesh Maniar
                                                 ---------------------------
                                                 Dinesh Maniar
                                                 President