Form 10QSB
period 2001-09-30
MONTGOMERY REALTY GROUP INC
filed 2001-11-14
CIK 1050835

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001




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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of September 30, 2001: 16,500,000

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                          MONTGOMERY REALTY GROUP, INC.


                              INDEX TO FORM 10-QSB


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of September 30, 2001 and
         December 31, 2000....................................................3

         Statements of Operations for the nine months ended
         September 30, 2001 and 2000..........................................4

         Statements of Operations for the three months ended
         September 30, 2001 and 2000..........................................5

         Statements of Cash Flows for the nine months ended
         September 30, 2001 and 2000..........................................6

         Notes to Financial Statements........................................7

Item 2.  Management's Discussion and Analysis or Plan of Operations...........8

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K....................................14

Signature....................................................................14

MONTGOMERY REALTY GROUP, INC.

BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------------------------------------------------

                                                                                           September 30,    December 31,
                                                                                               2001              2000
                                                                                          ------------     ------------
ASSETS
PROPERTY:
  Land                                                                                    $  2,699,500     $  2,699,500
  Building                                                                                   5,040,000        5,040,000
  Improvements                                                                               3,107,384        3,107,384
                                                                                          ------------     ------------

           Total                                                                            10,846,884       10,846,884

  Less accumulated depreciation                                                             (2,698,392)      (2,544,414)
                                                                                          ------------     ------------

           Property, net                                                                     8,148,492        8,302,470

CASH                                                                                            90,160           54,823

TENANT RECEIVABLES                                                                              56,565           17,602

PREPAID EXPENSES AND OTHER ASSETS                                                              139,287          103,149

DEFERRED LEASE COMMISSIONS                                                                      10,171           11,810

DEFERRED LOAN COSTS                                                                            113,628          113,012

DEFERRED RENT RECEIVABLE                                                                        35,493           30,957

DEFERRED TAX ASSET                                                                           1,614,879        1,583,735
                                                                                          ------------     ------------
TOTAL ASSETS                                                                              $ 10,208,675     $ 10,217,558
                                                                                          ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Notes payable                                                                           $ 12,457,704     $ 12,391,841
  Accounts payable                                                                             101,732           89,046
  Accrued interest                                                                              75,849           68,818
  Security deposits and prepaid rent                                                            26,199           23,669
                                                                                          ------------     ------------

TOTAL LIABILITIES                                                                           12,661,484       12,573,374
                                                                                          ------------     ------------

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value; authorized 80,000,000 shares;
    issued and outstanding, 16,500,000 shares at June 30, 2001 and,
    December 31, 2000                                                                           16,500           16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares; no
    shares issued and outstanding at June 30, 2001 and December 31, 2000                             -                -
  Additional capital                                                                         1,692,742        1,692,742
  Accumulated deficit                                                                       (4,162,051)      (4,065,058)
                                                                                          ------------     ------------

TOTAL STOCKHOLDERS' DEFICIT                                                                 (2,452,809)      (2,355,816)
                                                                                          ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $ 10,208,675     $ 10,217,558
                                                                                          ============     ============

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
---------------------------------------------------------------------------------------------------------------------------

                                                                                              2001             2000
                                                                                          ------------     ------------
REVENUES:
  Rent                                                                                    $  1,173,784     $  1,092,457
  Other                                                                                         16,943              753
                                                                                          ------------     ------------

           Total revenues                                                                    1,190,727        1,093,210
                                                                                          ------------     ------------

EXPENSES:
  Real estate taxes                                                                            241,984          147,541
  Utilities                                                                                     15,539           11,134
  Repairs and maintenance                                                                        9,277           19,274
  General building                                                                              16,723           13,399
  Administration                                                                                68,625           70,247
  Insurance                                                                                     22,572           21,905
  Management fee                                                                                90,000           77,500
  Depreciation                                                                                 153,978          159,234
  Amortization                                                                                  20,086           38,231
                                                                                          ------------     ------------

           Total expenses                                                                      638,784          558,465
                                                                                          ------------     ------------
INCOME BEFORE INTEREST EXPENSE
  AND INCOME TAXES                                                                             551,943          534,745

INTEREST EXPENSE, NET                                                                         (680,080)        (715,642)
                                                                                          ------------     ------------

LOSS BEFORE INCOME TAXES                                                                      (128,137)        (180,897)

INCOME TAX BENEFIT                                                                              31,144           84,625
                                                                                          ------------     ------------

NET LOSS                                                                                  $    (96,993)    $    (96,272)
                                                                                          ============     ============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                              $     (0.006)    $     (0.006)
                                                                                          ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                         16,500,000       16,500,000
                                                                                          ============     ============

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
----------------------------------------------------------------------------------------------------------------------------

                                                                                              2001               2000
                                                                                          ------------     ------------
REVENUES:
  Rent                                                                                    $    413,620     $    379,625
  Other                                                                                            321              449
                                                                                          ------------     ------------

           Total revenues                                                                      413,941          380,074
                                                                                          ------------     ------------
EXPENSES:
  Real estate taxes                                                                             60,700           94,955
  Utilities                                                                                      7,830            3,493
  Repairs and maintenance                                                                        4,481            3,998
  General building                                                                               5,506            3,344
  Administration                                                                                23,726            9,061
  Insurance                                                                                      7,524           10,587
  Management fee                                                                                30,000           30,000
  Depreciation                                                                                  51,326           51,804
  Amortization                                                                                   6,373            7,718
                                                                                          ------------     ------------

           Total expenses                                                                      197,466          214,960
                                                                                          ------------     ------------

INCOME BEFORE INTEREST EXPENSE
  AND INCOME TAXES                                                                             216,475          165,114

INTEREST EXPENSE, NET                                                                         (225,598)        (244,273)
                                                                                          ------------     ------------

LOSS BEFORE INCOME TAXES                                                                        (9,123)         (79,159)

INCOME TAX BENEFIT                                                                               3,102           35,860
                                                                                          ------------     ------------

NET LOSS                                                                                  $     (6,021)    $    (43,299)
                                                                                          ============     ============

NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED                                                                       $    (0.0003)    $     (0.003)
                                                                                          ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                         16,500,000       16,500,000
                                                                                          ============     ============

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
---------------------------------------------------------------------------------------------------------------------------

                                                                                              2001              2000
                                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                $    (96,993)    $    (96,272)
  Depreciation and amortization                                                                174,065          197,465
  Deferred rent receivable                                                                      (4,536)          11,319
  Deferred taxes                                                                               (31,144)         (84,625)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Tenant receivables                                                                         (38,963)          19,869
    Prepaid expenses and other assets                                                          (36,138)          30,743
    Accounts payable                                                                            12,686          (57,585)
    Accrued interest                                                                             7,031           (1,095)
    Security deposits and prepaid rent                                                           2,530          (39,273)
                                                                                          ------------     ------------

           Net cash used in operating activities                                               (11,462)         (19,454)
                                                                                          ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of lease commissions and loan costs                                                  (19,064)         (29,286)
                                                                                          ------------     ------------

           Net cash used in investing activities                                               (19,064)         (29,286)
                                                                                          ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                                      250,000          800,000
  Payments on notes payable                                                                   (184,137)        (718,640)
                                                                                          ------------     ------------

           Net cash provided by financing activities                                            65,863           81,360
                                                                                          ------------     ------------

INCREASE IN CASH                                                                                35,337           32,620

CASH, BEGINNING OF PERIOD                                                                       54,823          134,361
                                                                                          ------------     ------------

CASH, END OF PERIOD                                                                       $     90,160     $    166,981
                                                                                          ============     ============

See notes to the financial statements.

MONTGOMERY REALTY GROUP, iNC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared from the Company's accounting records in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such statements include all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, and results of operations for the interim period reported upon. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2000, including the financial statements and the notes thereto.

2.       TRANSACTIONS WITH AFFILIATE

         Property management fees of $30,000 were paid to an affiliate of the majority stockholder for the three months ended September 30, 2001 and 2000, respectively.

3.       BASIC AND DILUTED LOSS PER SHARE OF BENEFICIAL INTEREST

         Basic and diluted loss per share are computed by dividing net loss by the weighted average number of shares outstanding of 16,500,000 for the three months ended September 30, 2001 and 2000.

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

Overview

         Montgomery Realty Group, Inc. ("Montgomery") is a real estate company that emphasizes investment in both development real estate assets and income producing real estate assets. Montgomery is engaged in the ownership, leasing, management, operation, development, redevelopment, acquisition and sale of real estate assets in the Greater San Francisco Bay Area. Montgomery currently owns retail shopping centers and an office building. Montgomery also owns an undeveloped parcel of land referred to as the "Eccles Project" in South San Francisco, as discussed in more detail in the Company's report on Form 10-KSB and below under the heading "Eccles Entitlements."

         Montgomery conducts all of its real property management and brokerage activities through a written agreement with a related corporation, Diversified Investment & Management Corporation ("DIMC"), which is 100% owned by Montgomery's majority stockholder, Mr. Maniar. Mr. Maniar currently owns in excess of 96% of the stock of Montgomery.

         Montgomery's financial condition and results of operations were substantially changed by the acquisition of its four properties from Mr. Maniar in June 1999. These four properties are described in detail in Montgomery's Form 10-KSB. The four properties are:

                  (1)      the Keker & Van Nest Office Building in San
                           Francisco;

                  (2)      the Orchard Supply Shopping Center in San Ramon,
                           California;

                  (3)      the San Ramon Retail Center in San Ramon, California;
                           and

                  (4) the Eccles Project land located in South San Francisco, California.

         These assets had a value of approximately $27,410,000 based upon independent appraisals performed between October 1998 and October 2000. These assets were sold to Montgomery by Mr. Maniar in June 1999, in exchange for 16,000,000 shares of Montgomery's stock and the assumption by Montgomery of approximately $12,400,000 of debt in the form of first mortgage loans secured by the subject properties. The sale by Mr. Maniar to Montgomery closed on June 8, 1999.

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

Results of Operations

         Nine Months Ended September 30, 2000 and September 30, 2001

         Montgomery's net loss for the nine months ended September 30, 2001, increased from $96,272 at September 30, 2000, to $96,993 for the period ended September 30, 2001. Noncash depreciation and amortization expenses for the nine months ended September 30, 2001, aggregated $174,064.

         Montgomery's total revenues increased from $1,093,210 at September 30, 2000, to $1,190,727 at September 30, 2001, or 8.9%. This increase is due primarily to two factors:

                  (1) base rent increases that took effect in late 2000 when two new small tenants (less than 2,500 sq. ft. users) replaced existing tenants at the Orchard Supply Shopping Center; and

                  (2) Consumer Price Index adjustments that took effect in 2001 to the base rents for all of the tenants at the Orchard Supply Shopping Center and the Sam Ramon Retail Center.

         With the exception of the Eccles Project, all of Montgomery's properties are 100% leased under lease terms extending beyond the end of 2002, so that no rent reductions due to vacancies are expected for the balance of the year nor are significant rent increases likely, absent early termination of an existing lease and a releasing. Revenues will vary slightly due to changes in the amount of expenses reimbursable under net leases and changes in base rents which are keyed to the Consumer Price Index (CPI).

         Total operating expenses for the nine months ended September 30, 2001, increased from $558,465 at September 30, 2000, to $638,784 at September 30, 2001, or 14.4%. While most operating expenses showed expected variations due to variable costs, such as utilities and insurance, real property tax expense increased 64.0% due to reassessments resulting from the transfer from Dinesh Maniar to Montgomery in June 1999. Under California law, the county assessors are permitted to increase the valuation of real estate for tax roll purposes, upon the transfer of a property from one owner to another.

         The real estate tax expense is tied to California's fiscal year, which runs from July 1 of each year to June 30. During the California fiscal year July 1, 2000, to June 30, 2001, total real estate tax expense was approximately $362,568. This amount (which is approximately $100,000 higher than the prior fiscal year) primarily reflects the increased tax burden on the Keker & Van Nest Office Building and the Eccles Project. Reassessments of the Orchard Supply Shopping Center and the San Ramon Retail Center have now been made, and the real estate tax burden was increased less than $10,000 with respect to these properties. For the California fiscal year July 1, 2001, to June 30, 2002, total real estate tax expense will be approximately $242,804.

         Management fees also increased from $7,500 per month to $10,000 per month commencing June 1, 2000, pursuant to the terms of the written management fee agreement. The management fees were set to increase to $15,000 per month July 1, 2001; however, management has elected to forbear on said increase.

         Net interest expense for the nine months ended September 30, 2001, decreased from $715,642 at September 30, 2000, to $680,080, or 5.0%. This decrease is due to the following:

                  (1) decreases (a) in the prime interest rate, being the index rate for the first mortgage loan on the Eccles Project, and (b) the reduced principal amount outstanding on the loan during the nine months ended September 30, 2001, as compared to the previous year; and

                  (2) refinancing of the first mortgage loan on the San Ramon Retail Center with a bank at 9.1% interest per annum, a mortgage interest rate significantly lower than the former rate of 11%.

         Quarter Ended September 30, 2001 and 2000

         Montgomery's net loss decreased from $43,299 for the three-month period ended September 30, 2000, as compared to the three-month period ended September 30, 2001, in which the net loss was $6,021, a decrease of 86.1%. This decrease is based primarily upon lower interest rates charged to Montgomery, together with additional rents from small tenants at the Orchard Supply Shopping Center and the San Ramon Shopping Center, as discussed above.

         Montgomery's total revenues for the three months ended September 30, 2001, increased from $380,074 at September 30, 2000, to $413,941 at September 30, 2001, or 8.9%. This increase is due primarily to the increased rental incomes discussed in greater detail with respect to the nine-month operating results.

         Total operating expenses for the three months ended September 30, 2001, decreased from $214,960 at September 30, 2000, to $197,466 at September 30, 2001, or 8.1%. Again, most of this decrease is a result of reduced real estate tax expense for the California fiscal year July 1, 2001, to June 30, 2002, as discussed above.

         Net interest expense for the three months ended September 30, 2001, decreased from $244,273 at September 30, 2000, to $225,598 at September 30, 2001, or 7.6%. This decrease is again due primarily to the decrease in the interest rate paid on the Eccles Project first mortgage and to the lower interest rate affecting the first mortgage on the San Ramon Retail Center, as discussed above.

Liquidity and Capital Resources

         Montgomery has met its requirements for liquidity and capital resources principally from cash provided by operations, refinancing and realization of equity.

         Operating Activities

         Operating activities for the nine months ended September 30, 2001, used net cash of $11,462, compared to net cash used in operating activities for the nine months ended September 30, 2000, of $19,454, a decrease of $7,992, or 41.1%. Net loss for the nine months remained fairly constant, with a net loss from operations for the nine months ended September 30, 2000, and September 30, 2001, being $96,272 and $96,993, respectively. Depreciation and amortization expenses for the nine months ended September 30, 2000, and September 30, 2001, were $197,465 and $174,065, respectively. Hence, absent expected changes in balance sheet accounts, such as prepaids and payables, Montgomery's net cash from operations has remained generally constant. This reflects a stability in operations, consistent with the lack of vacancies or refinancings by Montgomery.

         Further, the majority stockholder, Mr. Dinesh Maniar, has historically shown willingness to loan money of up to $200,000 to Montgomery for short periods of time, such that temporary cash flow demands have not generated operating difficulties. The first installment of real estate taxes ($121,400) will be due on or before December 10, 2001, and with only $90,160 cash available, the Company will again look to Mr. Maniar to meet the cash flow deficiency. Additionally, the Company's ability to refinance its appreciated real estate assets has provided operating capital to the Company.

         Investing Activities

         Cash flow from investing activities for the nine months ended September 30, 2001, used $19,604, as compared to $29,286 for the period ended September 30, 2000. Loan fees were higher in the prior period due to the refinancing of the first mortgage loan on the San Ramon Retail Center.

         Financing Activities

         Montgomery's financing activities for the nine-month period ended September 30, 2001, reflect proceeds from the issuance by Montgomery of a Promissory Note in the amount of $250,000, secured by a Second Deed of Trust on Montgomery's Eccles Project. The loan is a two-year loan from California Mortgage & Realty, Inc., is payable interest only at the rate of 13.75% per annum, payable monthly, and has no prepayment penalty. The maturity date of the California Mortgage and Realty loan is 2003.

         The First Bank & Trust loan in the amount of $1,798.726 matures March 1, 2002, and Montgomery's management is in the process of seeking replacement financing. All other mortgage loans have a maturity of more than two years from the date of this report.

         Equity in Real Estate

         Montgomery has net cash flow from its current activities, which it believes it will be able to continue on a long-term basis, providing sufficient cash to cover activities other than short-term operating requirements and new acquisitions or developments while sheltering cash flow from income tax by reason of the net taxable loss that is generated by depreciation and amortization. While Montgomery is able to realize cash flow from refinancing of existing assets, such as the San Ramon Retail Center as discussed above, Montgomery's principal methods for obtaining acquisition and development capital come from either: (a) additional financing activities as discussed above; or (b) the sale or exchange of existing real estate assets so as to realize a cash or trade value from the equity generated by appreciation of real estate assets. Absent additional capital from financing activities or the sale or exchange of real estate assets, Montgomery may not have sufficient cash flow to fund expansions or acquisitions.

         Based upon independent appraisals performed between October 1998 and October 2000, Montgomery's properties had a combined value of approximately $27,410,000, as compared to the historical cost, net of depreciation of $8,148,492 as of September 30, 2001. The related indebtedness secured by such properties totaled $12,457,704 as of September 30, 2001. The difference of $14,952,296 represents an important financial resource for the Company. Montgomery is able to benefit from this important resource in two ways: (a) by pulling out equity in the form of cash through favorable refinancings; and (b) the sale or exchange of properties that have appreciated in value.

         Capital Requirements

         Montgomery plans to expand its asset base in the future. Expansion is currently focused upon the development, sale or exchange of the Eccles Project.

         Montgomery believes that diversification is the key to long-term real estate industry viability and success. Therefore, Montgomery plans to diversify it current portfolio with future acquisitions of income-producing real estate and/or real estate with development potential. Montgomery will seek the capital for such growth and diversification through a combination of asset sales or exchanges, refinancings through commercial loan sources, as well as through the sale of debt or equity securities. With the exceptions of the Eccles Project development, there are no current plans to raise additional capital at this time.

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

         The Company is working diligently to obtain the entitlements for the Eccles Project. Loading access easements in favor of an adjacent landowner, which would have restricted the development at the site, have been terminated. The Company has completed a Phase I Environmental Report and no toxic waste or hazardous materials were found. The Company has also completed a Seismic Refraction Study that indicates general bedrock ground contours suitable for the proposed development. The Company retained an engineering firm to perform the geotechnical analysis of the site. Phase I of the geotechnical analysis has been completed and a draft soils report has issued affirming that bedrock and similar matters are suitable to the Company's proposed development. Also, such a soils report allows the architect and structural engineers to determine, based on soil samples, where to situate the proposed building, where pylons should be drilled, and the depth and other characteristics of the soils at the site.

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

(b)      Reports on Form 8-K

         During the quarter ended September 30, 2001, the Company did not file any reports on Form 8-K.


                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MONTGOMERY REALTY GROUP, INC.
                                       (Registrant)



Date: November 14, 2001                By:  /s/ Dinesh Maniar
                                          -------------------------------------
                                          Dinesh Maniar
                                          President and Chief Financial Officer