Form 10KSB
period 2001-12-31
MONTGOMERY REALTY GROUP INC
filed 2002-03-29
CIK 1050835

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                        Commission file number: 000-30724

                          MONTGOMERY REALTY GROUP, INC.
                          -----------------------------
                 (Name of small business issuer in its charter)

           Nevada                                               88-0377199
           ------                                               ----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification No.)

    400 Oyster Point Blvd., Suite 415
         So. San Francisco, CA                                    94080
         ---------------------                                    -----
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:          Telephone (650) 266-8080
                                    Telecopy (650) 266-8089

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, par value $0.001
                         ------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $1,565,274

         State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 28, 2002, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $497,200.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 28, 2002, Montgomery Realty had issued and outstanding 16,500,000 shares of its common stock, par value $0.001.

         DOCUMENTS INCORPORATED BY REFERENCE: Montgomery Realty's definitive Information Statement in connection with the 2002 Annual Meeting of Stockholders is incorporated by reference in response to Part III of this Annual Report.

         Transitional Small Business Disclosure Format (check one):Yes[ ] No[X]

                          MONTGOMERY REALTY GROUP, INC.

                                Table of Contents


 Item                                                                     Page
-------                                                                 --------
                                           Part I
  --     Special Note about Forward-Looking Information....................... 1
1 and 2  Description of Business and Properties............................... 2
   3     Legal Proceedings....................................................15
   4     Submission of Matters to a Vote of Security Holders..................15

                                            Part II
   5     Market for Common Equity and Related Stockholder Matters.............16
   6     Management's Discussion and Analysis or Plan of Operations...........17
   7     Financial Statements.................................................21
   8     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................21

                                            Part III
   9     Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................22
  10     Executive Compensation...............................................22
  11     Security Ownership of Certain Beneficial Owners and Management.......22
  12     Certain Relationships and Related Transactions.......................22
  13     Exhibits and Reports on Form 8-K.....................................23

         Signatures...........................................................25

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

         Montgomery Realty Group, Inc., or Montgomery, manages and operates the Keker & Van Nest Office Building, the Orchard Supply Shopping Center, and the San Ramon Retail Center, through Diversified Investment & Management Corporation, or DIMC, with a view toward generating positive cash flow. DIMC is 100% owned by Dinesh Maniar, who also owns, directly or indirectly, over 97.3% of the stock of Montgomery.

         Montgomery also conducts predevelopment activities at the Eccles Project, so as to make the 7.4 acres of land suitable for development, sale or exchange. See Eccles Project below. Additionally, Montgomery will continue to evaluate the purchase, lease, operation, development, financing and sale of other properties as deemed appropriate by Montgomery's management and as circumstances permit. Montgomery has operated its properties since June 1999 when it acquired them from its principal stockholder, Mr. Maniar, in exchange for common stock.

         Montgomery's executive offices are located at 400 Oyster Point Boulevard, Suite 415, South San Francisco, California 94080. Its telephone number is (650) 266-8080, and its facsimile number is (650) 266-8089.

Business Strategy

         Montgomery emphasizes the following strategies:

         o Lease and operate improved properties to generate current positive cash flow while holding such properties for possible long-term appreciation. Montgomery seeks to purchase or develop commercial properties that can be leased to tenants management believes to be financially sound, based upon a review of tenant financial statements, any public filings with the Securities and Exchange Commission, credit reports, and other financial information provided by the tenant or obtained from public sources, on such lease terms that will provide sufficient cash flow to meet or exceed requirements for related mortgage amortization and operating expenses. This enables Montgomery to generate current positive cash flow while achieving possible investment return through potential long-term appreciation. The San Ramon Retail Center and Orchard Supply Shopping Center are examples of the implementation of this strategy.

         o Develop selected properties for either long-term leasing or short-term sale. Montgomery seeks to identify and acquire unimproved properties or improved properties with renovation potential that meet Montgomery's cash flow and potential appreciation criteria. In some instances, Montgomery may acquire and hold unimproved properties for future development where the initial acquisition and holding costs are warranted, in the opinion of management, in view of the projected development potential. Montgomery's Keker & Van Nest Office Building was acquired by Mr. Maniar from a third party in 1980. Thereafter, the building underwent substantial renovations, including a seismic upgrade in 1989. This illustrates the purchase and substantial renovation of an improved property to significantly increase cash flow and appreciation potential. This approach is also illustrated by the Eccles Project in which the unimproved land was acquired from a third party in 1980 by Mr. Maniar and may potentially be developed by Montgomery if not sold or exchanged.

         o        Realize   accumulated   appreciation  in  properties   through
                  refinancing or sale or exchange. By generating positive current cash flow, Montgomery is able to retain long-term ownership of properties that Montgomery believes have the potential for significant appreciation. When circumstances warrant, in the opinion of management, Montgomery may seek to realize appreciation in value by selling a property in order to use the capital for opportunities with greater potential financial return or directly exchanging the property for another property management believes will offer Montgomery a greater potential financial return. In other circumstances, Montgomery may refinance a property to realize a portion of the appreciated value while retaining the property for potential additional appreciation, such as occurred when Montgomery refinanced its Eccles Project for $2,500,000, thereby obtaining cash for working capital of over $300,000 in exchange for the increased equity in the Eccles Project that has already resulted from its appreciation in value.

Properties

         Montgomery owns and operates three commercial properties containing an aggregate of approximately 82,000 square feet of rentable space. Montgomery also owns a 7.4 acre undeveloped parcel of land in South San Francisco, California. Its three improved properties, located in San Francisco and San Ramon, California, are leased under long-term leases with established anchor tenants on terms that provide current positive cash flow after payment of related mortgage amortization and operating expenses. Montgomery's properties are summarized as follows:

                                                     Land      Building     Constructed/       Lease        Appraised
             Property                    Use       (sq. ft.)   (sq. ft.)     Renovated     Expiration(1)    Value(2)
             --------                    ---       ---------   ---------     ---------     -------------    --------
Keker & Van Nest Office Building     Professional     6,300     22,300       1907/1989           2004     $ 6,750,000
710 Sansome Street                   offices
San Francisco, CA

Orchard Supply Shopping Center       Retail         176,854     54,700          1987             2013(3)    6,500,000
1041-1061 Market Place
San Ramon, CA

San Ramon Retail Center              Retail           9,300      4,823          1987             2005 to    1,200,000
1021 Market Place                                                                                2009
San Ramon, CA

Eccles Project                       Possible
South San Francisco, CA              sale or
                                     exchange or
                                     other use      322,344         --(4)       N/A               N/A      12,370,000
                                                    -------     ------                                    -----------
                                                    514,798     81,823                                    $26,820,000
                                                    =======     ======                                    ===========
------------------------

(1)  Excluding renewal options.
(2) Based on third-party MAI appraisals obtained between September 1998 and February 2002.
(3) Approximately 51,518 square feet are leased to a single tenant (Orchard Supply Hardware, a wholly-owned subsidiary of Sears Roebuck & Co.) under a lease expiring June 2013. The remaining 3,182 square feet are leased to three small tenants under leases expiring at various times between 2004 and 2007.
(4) Montgomery has prepared plans that would provide for construction of either a 325,000 square-foot office building or a biological technology, or biotech, campus of approximately 200,000 square feet. Management is evaluating alternatives to determine whether to undertake development of the office building or a biotech project, or whether Montgomery is better off selling or exchanging the property or entering into a ground lease with a third party.

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

         The property is located just north of the downtown central business district in the Jackson Square neighborhood, a historical area consisting primarily of low-rise office buildings. Many buildings in this area are of brick construction and have been renovated to accommodate office use. The area has become a niche market location for law firms, graphic designers and consultants. Retail activity in the area is also niche-oriented with a high concentration of antique dealers in addition to restaurants and business support services. Interstate 80 is located approximately one mile south of the area.

         The property has been owned by Mr. Maniar since he acquired it from an unrelated party in 1980. The property is secured by a first deed of trust in favor of a commercial bank in the approximate principal amount of $4,800,000, bearing interest at the fixed rate of 6.67% per annum, amortized over 30 years, with the unpaid balance due January 2009. An independent MAI appraiser valued this property at $6,750,000 as of October 1998. This property illustrates implementation of Montgomery's strategy of acquiring improved properties that can be renovated significantly to improve cash flow and appreciation potential.

         Orchard Supply Shopping Center

         The Orchard Supply Shopping Center is located at 1041-1061 Market Place, San Ramon, California 94583. The lot on which the shopping center is located contains approximately 176,854 square feet. The shopping center consists of one building containing 51,518 square feet and another containing 3,182 square feet. The larger building is leased to Orchard Supply Hardware under a lease, with monthly rental payments of $40,802, that expires June 2013. The smaller building is leased to three separate small businesses, for aggregate monthly rentals of $8,802 (including both base rent and monthly impounds). The property is located in the incorporated city of San Ramon in Contra Costa County, California, approximately 25 miles east of San Francisco and 15 miles east of Oakland.

         Beginning in 1980, major companies began relocating large office facilities to central Contra Costa County, causing an office development boom throughout the subsequent decade. Major corporations have chosen Contra Costa County because of lower rental prices and availability of larger floor-space offices, as compared to San Francisco. The property is adjacent to the Bishop Ranch residential development and is defined by numerous retail shopping centers. In addition, the county has undergone rapid residential growth due to its proximity to Silicon Valley and comparatively reasonable residential real estate prices.

         The property was purchased by Mr. Maniar in December 1991 from an unrelated third party. The Orchard Supply Shopping Center is secured by a first deed of trust in favor of an unrelated lender in the approximate principal amount of $5,100,000, bearing interest at 7.05% per annum, amortized over 30 years with the unpaid balance due August 2008. In May 1998, Mr. Maniar obtained an independent MAI appraisal of the improved property of $6,500,000.

         There are approximately 220 asphalt-paved parking spaces on the east and southern sides of the shopping center. The improvements were constructed in approximately 1987 with new asphalt and restripping of the parking lot occurring in 2000, the cost of which was written off as a repair and maintenance item. In 2001, the buildings were repainted at a cost of approximately $15,000, which was also treated as a repair and maintenance item.

         San Ramon Retail Center

         The San Ramon Retail Center was originally part of the Orchard Supply Shopping Center. In 1996, Mr. Maniar caused a subdivision to be created whereby the San Ramon Retail Center became a separate legal parcel.

         The San Ramon Retail Center consists of an approximately 9,300 square-foot site and is located adjacent to Montgomery's Orchard Supply Shopping Center in San Ramon. This property includes approximately 20 parking spaces. Additionally, the site has a reciprocal parking arrangement with the Orchard Supply Shopping Center to the west.

         The 4,823 square-foot building at the San Ramon Retail Center is fully leased to three tenants for approximately $11,659 per month. Time Warner, the successor-in-interest to GST Telecom, occupies approximately 1,281 square feet at a base rent of $2,667 per month, together with a monthly impound of $439. Time Warner's lease expires in March 2008 (subject to option periods). Green Valley Cleaners occupies approximately 1,666 square feet at a monthly rent of $3,424, together with a monthly impound of $383. The Green Valley lease expires February 28, 2008, and is personally guaranteed by the owners of Green Valley. Cave Adsum Corporation d/b/a Alphagraphics 503 (an Alphagraphics franchise) occupies the remaining 1,876 square feet at a monthly rent of $3,976, together with a monthly impound of $770. The Alphagraphics lease expires October 31, 2004 (subject to a five-year option) and is personally guaranteed by the owners of the Alphagraphics franchise. Monthly impounds are charged to each of these three tenants as discussed above in order to reimburse Montgomery for real estate taxes, insurance and certain expenses related to the operation and maintenance of the common areas. The San Ramon Retail Center is 100% occupied.

         Mr. Maniar has owned the property since December 1991, when he purchased it from an unrelated third party. The property is secured by a first deed of trust in favor of a commercial bank in the approximate principal amount of $800,000, bearing interest at 9.1% per annum, with amortization on the unpaid balance over a 25-year term. The loan matures in August 2010. In January 1999, Mr. Maniar obtained an independent MAI appraisal valuing the property at $1,200,000, fully leased.

         Eccles Project

         The Eccles Project area consists of approximately 7.4 acres of unimproved land located at Eccles Avenue and Gull Road in South San Francisco, California. This area, known as Oyster Point, is approximately four miles from the downtown central business district of South San Francisco, California. The area has a variety of mixed uses and is dominated by industrial buildings and office parks, many of which have a bioengineering emphasis, such as the Genentech campus in South San Francisco. Marriott Hotels, Radisson Hotels and other national chains have completed construction of new hotels to the west of the Eccles Project at the Oyster Point Boulevard junction with Highway 101. Additionally, Hilton Hotels, Inc. has been approved for the development of a 200-plus-room hotel on land across the street from the Eccles Project land. The Eccles Project is accessed from the Oyster Point exit of Highway 101, leading to Oyster Point Boulevard, a four-lane road that has been widened recently. Several new office buildings are currently being erected along Oyster Point and Highway 101 interchange, totaling approximately 500,000 square feet, with another 1,000,000 square feet of space scheduled to be built during the next five years.

The Eccles land is situated such that any office building or other structure built on this site will command a panoramic view of the San Francisco Bay, including Oakland and downtown San Francisco.

         The South San Francisco real estate market has become the biotech research and development center for the San Francisco Bay area and provides a broad tenant base. With a shortage of vacant land available in the area, the Eccles Project property is surrounded by new developments in various phases from over 1,000,000 square feet under construction with tenants in place to more than 500,000 square feet planned in future developments. Slough Estates, USA is building over 250,000 square feet of Phase I of its Oyster Point Britannia development with another 500,000 square feet under construction at the former Fuller Paint Headquarters on the end of Grand Avenue. Genentech will begin construction of a new 250,000 square foot corporate headquarters in the third quarter of this year. Genentech continues to grow in the Oyster Point area, now owning over 52 buildings in its biotech campus. Management believes the market is dynamic because the San Francisco Peninsula maintains a high quality workforce with a highly concentrated pool of experienced professionals in the biotech and life science industries and is in close proximity with several of the nation's most prestigious universities that contribute to the area's commerce.

         Montgomery has been contacted by several prospective buyers of the Eccles Project property in the last several weeks, from national developers to end users. The growth of the industry is generating more demands, as biotech companies frequently locate strategically close to their competition, which is becoming centered in South San Francisco, California.

         On February 5, 2002, Montgomery obtained an updated appraisal of $12,370,000 (as is) for the Eccles Project from an independent appraisal company licensed as such in California and whose president is an "MAI." MAI is a designation awarded by the Appraisal Institute to members in good standing that are experienced in the valuation and evaluation of commercial, industrial, residential and other types of properties. The Appraisal Institute is an appraisal industry certification organization that specifies minimum appraisal procedures and practices for its members.

         The February 5, 2002, valuation by the MAI appraiser was lower than the previously appraised value of $13,020,000 (as is) obtained in October 2000, due primarily to a general softening of the real estate market in Northern California, following the attacks upon the United States on September 11, 2001, and the end of the "dot.com" era of heightened real estate prices in the San Jose - San Francisco area. However, management believes that South San Francisco, where the Eccles Project is located, is uniquely situated in a high biotech use area, being the home of Genentech, with additional biotech buildings being developed as discussed above.

         The Eccles Project land was acquired by Mr. Maniar from a third party in 1980. The property is currently subject to a first deed of trust in favor of a commercial bank in the amount of $2,500,000, bearing interest at the prime rate plus 1.5%, with a 15-year amortization, due and payable in full September 15, 2003.

         Management has evaluated three alternatives with respect to the Eccles Project land: (1) development by Montgomery, either alone or through a joint venture with third parties; (2) sale or exchange of the property; or (3) a long-term ground lease.

         Montgomery is working diligently to advance development of the Eccles Project either as an office building or as a biotech facility. Loading access easements in favor of an adjacent landowner that would have restricted the development at the site have been terminated by a recorded agreement. Montgomery has completed a Phase I environmental report, and no substantial toxic waste or hazardous materials were found. Montgomery has also completed a seismic refraction study as well as a preliminary soils report that indicates bedrock at approximately 40 to 50 feet average depth. This preliminary soils report allows the architect and structural engineers to determine, based on preliminary soil samples, where to situate the proposed building or buildings on the site, where pylons should be drilled, and the depth and other characteristics of the soils at the site.

         The project architect has completed conceptual designs and is currently working on detailed layouts of the proposed office and/or biotech complex. Montgomery needs to perform a traffic study and other investigations to allow it to apply to the City of South San Francisco for development permits. Although management is confident that these studies can be completed in a timely and cost effective manner, so as to yield development approval, no assurance of such a result can be given. The final decision as to all details of the development entitlements will rest with the City of South San Francisco, California. Typically, the entitlement process takes between nine and eighteen months, depending on various factors, many of which are outside the control of Montgomery.

         The value of the Eccles Project land will increase once all final development entitlements are obtained, since any prospective buyer will know both that (1) project development has been approved by the City of South San Francisco; and (2) building permits are readily available such that the time, cost and uncertainty of the entitlement process are not shifted to the prospective buyer.

         In the event that Montgomery undertakes development of the Eccles Project by constructing either the proposed office building or a biotech facility, management estimates that it will require approximately $45,000,000 to $60,000,000 in construction and permanent financing to undertake such proposed development. This estimated construction cost of approximately $200 per square foot is based on management's experience and familiarity with construction costs for similar buildings in the area. Actual construction and permanent financing may vary materially from this estimate, which is based on management's development experience and not on any third-party development, construction and financing evaluation. Montgomery has not obtained binding commitments for such financing and will be dependent on the availability of such financing from commercial lending sources. As a new entrant into the real estate development business in the San Francisco Bay area, Montgomery may not be able to obtain required financing on favorable terms or at all. Montgomery may attempt to obtain a portion of any such funds and thereby decrease the risk of development by entering into a joint venture or other arrangement with third parties to develop the Eccles Project. However, this would also decrease Montgomery's return on its investment for any development. Some sources of financing may demand that Mr. Maniar, as a principal stockholder, president and director of Montgomery, personally guarantee company indebtedness, and Mr. Maniar is under no obligation to do so.

         Dinesh Maniar, the majority stockholder of Montgomery (and its president and chairman of the board), has over 27 years experience in real estate development. With such a background and the assistance of DIMC, Montgomery believes it is capable of managing such a development project.

         Montgomery is also considering sharing part of the development risk in this project by reviewing the possibilities of a joint venture partnership with a major lending institution. Since development projects involve significant uncertainties, such as the quality and timeliness of the general contractor's work, availability of materials, and other factors, part of the proposed profits may be allocated to a joint venture partner in order to diversify some of these risks.

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

         In June 1999, Montgomery completed the acquisition of its four properties in the San Francisco Bay area from Mr. Maniar in exchange for 16,000,000 shares of common stock and Montgomery's assumption of approximately $12,400,000 of indebtedness secured by the properties. In connection with the transaction, Mr. Maniar was appointed president of Montgomery, and persons designated by him were appointed as four of Montgomery's five directors. Property management and development services, as well as general and administrative support, are provided under a contract with Diversified Investment and Management Corporation, or DIMC, an entity affiliated with Mr. Maniar. See Part III. Item 12. Certain Relationships and Related Transactions.

Risk Factors

         Montgomery's proposed operations are subject to the following substantial risks.

         Montgomery's operations will be substantially dependent on Dinesh
         Maniar.

         In June 1999, Mr. Dinesh Maniar was appointed president of Montgomery. Montgomery has been and will continue to be substantially dependent on the continued participation of Mr. Maniar. The loss of Mr. Maniar's knowledge and abilities could have a material adverse effect on Montgomery's operations and the results of its proposed development and operation of its properties. Mr. Maniar will manage the day-to-day affairs of Montgomery. However, he also owns and manages three other business activities in California: a commercial vineyard operation of approximately 530 acres in Napa and Sonoma Counties; two thoroughbred race horse operations; and a private real estate portfolio consisting primarily of an apartment complex and a retail shopping center. Day-to-day management of these other businesses is delegated to employees, but Mr. Maniar determines all significant or strategic decisions. Mr. Maniar does not devote his full time and attention to the affairs of Montgomery.

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

         In acquiring its current properties, Montgomery assumed related liabilities aggregating approximately $12,400,000, as compared to independent MAI appraisals of market value dated between September 1998 and February 2002 aggregating $26,820,000. Montgomery will have to incur substantial additional indebtedness to develop the Eccles Project if it determines to undertake development and construction. In the event Montgomery is unable to make any required payments due under any indebtedness secured by its properties, the secured party could foreclose on the related property and Montgomery's operations would be adversely affected.

         Montgomery will require substantial additional funds to develop the Eccles Project.

         Montgomery has evaluated certain alternatives with respect to the development, lease or sale of the Eccles Project land. In the event development and construction are undertaken by Montgomery, management estimates that it will require approximately $45,000,000 to $60,000,000 in construction and permanent financing to undertake such development. Montgomery has not obtained binding commitments for such financing and will be dependent on the availability of such financing from commercial sources. As a new entrant into the real estate development business in the San Francisco Bay area, Montgomery may not be able to obtain required financing on favorable terms or at all. Montgomery may attempt to diversify the risk by entering into joint ventures or other arrangements with third parties. However, this would also decrease Montgomery's return on its investment. Some sources of financing may demand that Mr. Maniar, as a principal stockholder, president and director of Montgomery, personally guarantee company indebtedness, and Mr. Maniar is under no obligation to do so. If Montgomery cannot obtain the required funds, it will be unable to develop the Eccles Project by itself.

         Management may not identify the optimum use of the Eccles Project property.

         Although management continues to evaluate alternatives for the Eccles Project property, including the development, sale, exchange or lease of the Eccles Project property, there can be no assurance that management will in fact be successful in its efforts to pursue the alternative that will provide the greatest financial return while minimizing economic risk to Montgomery.

         Montgomery's development of the Eccles Project property will be subject to construction and development risks.

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

         Although Mr. Maniar has abstained, in accordance with the foregoing provision, from voting as a director on matters in which he has a conflicting interest, he is not required and does not intend to abstain in matters submitted to the stockholders for approval under the foregoing provisions. Inasmuch as Mr. Maniar currently owns beneficially approximately 97.3% of the issued and outstanding common stock, he would be able to assure stockholder approval of any transaction in which he is an interested person. See Part III. Item 11. Security Ownership of Certain Beneficial Owners and Management.

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

         The appraisals of Montgomery's properties are subject to numerous uncertainties.

         There are numerous uncertainties inherent in estimating the value of real estate. The estimated values set forth in the appraisals of Montgomery's properties are based on various comparisons to sales prices of other properties; predictions about market conditions, demand, vacancy rates and other factors; assumptions about the properties' condition, conformance with laws and regulations, absence of material defects, and a variety of numerous other factors; estimates of lease revenues and operating expenses, and other items. Any significant change in these comparisons, predictions, assumptions and estimates, most of which are beyond the control of Montgomery, could materially and adversely affect such estimated market values. Montgomery cannot assure that it would be able to sell the properties at a price at or above their appraised market valuation.

         The number of shares of common stock that Montgomery issued to acquire its principal properties from Mr. Maniar was determined in large part on the aggregate appraised market valuation of such properties by independent MAI appraisers. In obtaining those property appraisals conducted before Montgomery acquired its principal properties from Mr. Maniar, it was in Mr. Maniar's best interest to obtain high market valuations in order to enhance his ability to obtain desired refinancing of the related indebtedness and to increase the number of shares of common stock issuable to him on conveyance of the properties to Montgomery.

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

         Montgomery has few tenants.

         Most of Montgomery's properties are occupied by a single tenant or a limited number of tenants, many of which are large, financially stable entities. Two tenants currently occupy about 90% of Montgomery's leasable square feet, and lease revenues from the two tenants represented approximately 82% and 85% of Montgomery's rental income (including tenant reimbursements) during 2001 and 2000, respectively. Losing a key tenant could adversely affect Montgomery's operating results while it seeks a qualified replacement from a limited number of potential large tenants. Montgomery may incur significant costs for renovation, leasing commissions or the construction of leasehold improvements if tenants are changed, particularly if a property with a single large tenant is converted to multiple tenant use.

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

Operational Hazards and Insurance

         Montgomery does not directly operate its properties but instead has engaged DIMC, a licensed property management company, to render such services, which allows Montgomery to transfer most operational matters to DIMC. Mr. Maniar is a director (one of three), president and the sole owner of DIMC. DIMC maintains liability insurance in the amount of $1,000,000, but does not have any other insurance on which Montgomery could rely should DIMC be negligent in its duties.

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

         State and Local Regulation

         The commercial real estate industry is subject to extensive state and local government regulation, including zoning restrictions, building code requirements, environmental law, the Americans with Disabilities Act of 1990, or the ADA, and similar laws. All of the properties owned by Montgomery currently comply with all relevant zoning, building, environmental and ADA laws; however, there can be no assurance that these laws might not be changed so as to impose upon Montgomery the legal duty to make changes to its properties so as to comply with said laws.

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

         Phase I environmental reports on Montgomery's properties, dated as follows, report an absence of any significant or adverse quantities of toxic waste or hazardous materials at the properties:

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

Employees and Consultants

         Montgomery obtains all of its services through outside management companies and through outside consultants. Montgomery does not have any employees other than the officers of Montgomery, who presently serve without compensation (other than potential appreciation in stock prices). In December 1999, it was determined each director would receive $300 for each meeting attended. Additionally, on December 22, 1999, Montgomery granted each existing director options to purchase 10,000 shares of common stock, exercisable until December 31, 2002, at an exercise price of $3.125 per share, which was greater than the market value of the common stock as of the date of grant. Because the stock options were issued at an exercise price significantly above Montgomery's stock trading value, the options were antidilutive in 2001 and 2000, as discussed in Footnote 1 to the Financial Statements. Montgomery obtains all of its property management services from DIMC and must rely upon the employees and other facilities of DIMC for all day-to-day management decisions and actions. See Part III. Item 12. Certain Relationships and Related Transactions. Montgomery's legal and accounting work is done primarily through outside law firms and accounting firms, although most routine transactions are handled through the staff attorneys, accountants and other employees of DIMC. The management contract with DIMC has a five-year term, which expires on December 31, 2005.

Offices and Facilities

         Montgomery obtains the shared use of executive space and related services at 400 Oyster Point Boulevard, Suite 415, South San Francisco, California 94080, under a cost reimbursement arrangement with DIMC, an affiliated company. See Part III. Item 12. Certain Relationships and Related Transactions.

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

--------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         No matters were submitted to a vote of Montgomery's security holders during the quarter ended December 31, 2001.

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

         Prior to February 9, 2000, the common stock was traded on the OTCBB under the symbol "MGRY." From February 10, 2000, to April 25, 2000, the common stock was quoted on the "Pink Sheets" published by Pink Sheets(R) LLC. The common stock was again listed on the OTCBB on April 25, 2000, and has been trading there since that date. The following table sets forth the high and low closing bid quotations for Montgomery's common stock as reported on the OTCBB or the "Pink Sheets," as the case may be, for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions or adjustments (which may not reflect actual transactions):

                                                     High                  Low
                                                    ------                ------
2001:
    Fourth Quarter......................            $2.125                $1.10
    Third Quarter.......................             2.125                 2.125
    Second Quarter......................             2.125                 1.50
    First Quarter.......................             2.50                  2.125

2000:
    Fourth Quarter......................            $2.875                $1.750
    Third Quarter.......................             4.00                  2.625
    Second Quarter......................             4.00                  3.25
    First Quarter.......................             3.25                  2.75

         As of March 8, 2002, Montgomery had 42 stockholders of record.

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

         Montgomery's financial condition and results of operations were substantially changed by the acquisition of its four properties from Mr. Maniar in June 1999. These four properties are: (1) the Keker & Van Nest Office

Building in San Francisco; (2) the Orchard Supply Shopping Center in San Ramon, California; (3) the San Ramon Retail Center in San Ramon, California; and (4) the Eccles Project land located in South San Francisco, California. These assets have an appraised value of approximately $26,820,000 based on independent appraisals performed between October 1998 and February 2002 (see Footnote 2 to the Financial Statements). These real estate assets were sold to Montgomery by Mr. Maniar in exchange for 16,000,000 shares of Montgomery's stock and the assumption of related indebtedness by Montgomery of approximately $12,400,000. The sale by Mr. Maniar to Montgomery closed on June 8, 1999.

         With the acquisition of these assets, Montgomery became an operating real estate company with approximately 82,000 square feet of leasable property. The leasable space is currently 100% occupied. Montgomery also acquired the Eccles Project property, which is reported in the financial statements at its cost value of $500,000 and which is now in the process of obtaining development entitlements as discussed in Part I. Items 1 and 2. Description of Business and Properties. In the February 2002 appraisal, the Eccles Project property was valued at $12,370,000 (as is), a substantial difference from its historical cost. See Footnote 2 to the financial statements.

Basis of Presentation of Financial Information

         The acquisition of the properties was accounted for as a "reverse acquisition" whereby, for accounting purposes, the properties acquired the Company under the purchase method of accounting and, due to the lack of significant prior Company operations, was substantially recorded as a recapitalization. Accordingly, the historical financial statements have been restated after giving effect to the June 8, 1999, acquisition of the Company. The financial statements have been prepared to give retroactive effect of the reverse acquisition completed on June 8, 1999 and represent the operations of the properties. Consistent with reverse acquisition accounting: (1) all of the properties' assets, liabilities and accumulated deficit are reflected at their combined historical cost (as the accounting acquirer), and (2) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on June 8, 1999. In addition, the benefit of deferred tax assets created by the contribution of the properties on June 8, 1999, has been recorded as additional capital.

Results of Operations for December 31, 2001

         Montgomery's net loss for the year ended December 31, 2001, was $105,339, a decrease of 40.4% from the loss of $176,810 for the year ended December 31, 2000.

         Montgomery's total revenues for the year ended December 31, 2001, increased from $1,484,147 to $1,565,274, or 5.5%, from 2000 to 2001, primarily because of two factors: (1) increases in base rents at the Orchard Supply Center and at the San Ramon Retail Center based upon minimum Consumer Price Increase lease provisions; and (2) a one-time revenue item from an early lease termination requested by a tenant as part of a business buyout. With the exception of the Eccles Project land, all of Montgomery's properties are 100% leased.

         Total operating expenses for the year ended December 31, 2001, increased from $799,130 to $819,163, or 2.5%, from 2000 to 2001. While most operating expenses showed expected variations due to variable costs, such as utilities and insurance, property tax expense increased from $235,177 in 2000 to $300,169 in 2001. This increase was due primarily to reassessments of the properties' valuation by the local counties as a result of the transfer of the properties from Mr. Maniar to Montgomery in June 1999 as discussed above. Management anticipates that in 2002, real estate tax expense will stabilize at approximately $250,000 per annum.

         Net interest expense for the year ended December 31, 2001, decreased from $953,127 to $910,608, or 4.5%, from 2000 to 2001, due primarily to decreases in the prime interest rate on the Eccles Project loan.

Liquidity and Capital Resources

         Montgomery has met its requirements for liquidity and capital resources principally from cash provided by operations, refinancing and realization of equity. Cash balances and cash from operations will be sufficient to meet Montgomery's cash needs for at least the next 12 months.

         Operating Activities

         Operating activities for the year ended December 31, 2001, provided cash of $17,797, compared to net cash used in operating activities for the year ended December 31, 2000, of $100,689, an increase in cash provided by operations of $118,486, or 117.7%. Operating activities provided additional cash largely from two areas: (1) decrease in the Company's net loss; and (2) the timing of security deposits, prepaid rents and other balance sheet account items.

         Investing Activities

         Total cash used in investing activities decreased to $27,487 for the year ended December 31, 2001, as compared to the $32,524 used in the prior 12-month period, or 14.6%.

         Cash flow from investing activities in 2001 involved additions to the San Ramon Shopping Center of $1,000, while no capital expenditures were incurred for the year ended December 31, 2000.

         Leasing commissions and loan costs decreased to $26,487 for the year ended December 31, 2001, as compared to the $32,524 recorded in the prior year, a decrease of 18.6%.

         Financing Activities

         Montgomery's financing activities reflect the results of its debt and equity transactions. During the year ended December 31, 2001, financing provided total cash of $450,000 by way of two loans: (1) a new loan from a commercial bank that generated cash of $250,000; and (2) two loans from the principal stockholder, Mr. Maniar, generated cash of $100,000 each.

         The payments on notes payable of $413,805 involve three major factors:

                  (1) payment to Mr. Dinesh Maniar of $200,000 as the repayment of his two loans to Montgomery;

                  (2) the $100,000 principal reduction on the Eccles Project first mortgage loan; and

                  (3) regular amortized loan payments on the other mortgage loans.

         During the year ended December 31, 2001, the Eccles Project was encumbered with a first mortgage loan with a commercial bank at prime plus 1% interest. On March 1, 2001, the loan matured and the bank agreed to a one-year extension of the loan, provided the principal balance was reduced by $100,000 from $1,898,727 to $1,798,727 and a $9,700 extension fee was charged. The loan principal was paid down and the note extended to March 1, 2002.

         On April 9, 2001, Montgomery borrowed $100,000 from its principal stockholder, Dinesh Maniar, and used the proceeds to pay down the Eccles Project loan. The loan bore interest at 10% per annum and had a maturity date of March 30, 2002. The loan was paid in full on May 3, 2001.

         On April 17, 2001, Montgomery borrowed an additional $100,000 from its principal stockholder, Dinesh Maniar, and used the proceeds to replace working capital that was used by reason of the April 2001 installment of real property taxes. The loan bore interest at 10% per annum and had a maturity date of March 30, 2002. The loan was paid in full by Montgomery on May 10, 2002.

         To replace the diminished working capital and to repay the loans for the majority stockholder, Montgomery borrowed $250,000 from a commercial lender, secured by a second deed of trust on the Eccles Project. This loan had a five-point origination fee, bore interest only, payable monthly, at 13.75% per annum and was due March 31, 2003.

         In the first quarter of 2001, the commercial bank lender on the Eccles Project was acquired by another bank. When Montgomery's Eccles Project loan of $1,798,727 matured on March 1, 2002, the project lender granted Montgomery a 30-day extension on the maturity date, extending it to April 1, 2002, in exchange for a $10,000 extension fee. On March 21, 2002, Montgomery recorded a new first mortgage loan against the Eccles Project in the principal amount of $2,500,000. The new loan bears interest at prime plus 1.5%, is amortized over 15 years, and is due and payable on September 15, 2003. The proceeds of the new bank loan were used to retire the existing Eccles Project loan and a promissory note in the amount of $250,000 and to provide approximately $300,000 of working capital to Montgomery.

         No distributions of cash are expected in 2002.

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

         Equity in Real Estate

         Although Montgomery reported a net loss for the year ended December 31, 2001, of $110,782, depreciation and amortization accounted for $238,131, such that Montgomery has net cash flow from its current activities. Montgomery believes it will be able to continue on a long-term basis providing sufficient cash to cover activities, other than new acquisitions or developments, while sheltering cash flow from income tax by reason of the net taxable loss that is generated by depreciation and amortization. While Montgomery is able to realize cash flow from refinancing of existing assets, such as the San Ramon Retail Center as discussed above, Montgomery's principal methods for obtaining acquisition and development capital come from either additional financing activities or the sale or exchange of existing real estate assets, so as to realize a cash or trade value from the equity generated by appreciation of real estate assets. Absent additional capital from financing activities or the sale or exchange of real estate assets, Montgomery may not have sufficient cash flow to fund expansions or acquisitions.

         Based upon independent appraisals performed between October 1998 and February 2002, Montgomery's properties have a value of approximately $26,820,000, as compared to the historical cost, net of depreciation, of $8,098,090 as reported in Montgomery's financial statements as of December 31, 2001. The related indebtedness secured by such properties totaled $12,428,036 as of December 31, 2001. The difference of $14,391,964 represents an important financial resource for Montgomery. Montgomery is able to use this important resource in two ways: (1) by pulling out equity in the form of cash through favorable refinancing such as the loan discussed above; and (2) the sale or exchange of properties that have appreciated in value.

         The tremendous value that is represented by the Eccles Project property is due to its strategic location in the South San Francisco, California area between San Francisco and the Silicon Valley. Although real estate is a cyclical business, property values in the San Francisco Bay area have generally increased substantially over the past 30 years.

Other Matters

         Montgomery has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on Montgomery's financial condition or results of operations. Based on that review, Montgomery believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

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

                                    PART III

--------------------------------------------------------------------------------
      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

         The information from the definitive information statement for the 2002 annual meeting of stockholders under the caption "Election of Directors:
Executive Officers, Directors and Nominees" and "Compliance with Section 16(a) of the Exchange Act" is incorporated herein by reference.

--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The information from the definitive information statement for the 2002 annual meeting of stockholders under the caption "Election of Directors:
Executive Compensation" is incorporated herein by reference.

--------------------------------------------------------------------------------
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         The information from the definitive information statement for the 2002 annual meeting of stockholders under the caption "Election of Directors:
Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         The information from the definitive information statement for the 2002 annual meeting of stockholders under the caption "Election of Directors: Certain Relationships and Related Transactions" is incorporated herein by reference.

--------------------------------------------------------------------------------
                     ITEM 13 EXHIBITS AND REPORTS ON FORM 8K
--------------------------------------------------------------------------------

(a)      Exhibits:

         The following exhibits are included as part of this report at the location indicated:

                      SEC
  Exhibit          Reference
   Number            Number                            Title of Document                              Location
-------------    ---------------    ---------------------------------------------------------    --------------------
Item 3                              Articles of Incorporation and Bylaws
-------------    ---------------    ---------------------------------------------------------    --------------------
   3.01                3            Articles of Incorporation                                    Incorporated by
                                                                                                 Reference(1)
   3.02                3            Amendment to Articles of Incorporation                       Incorporated by
                                                                                                 Reference(1)
   3.03                3            Bylaws                                                       Incorporated by
                                                                                                 Reference(1)
Item 4                              Instruments Defining the Rights of Security Holders
-------------    ---------------    ---------------------------------------------------------    --------------------
   4.01                4            Articles of Incorporation                                    Incorporated by
                                                                                                 Reference(1)
   4.02                4            Amendment to Articles of Incorporation                       Incorporated by
                                                                                                 Reference(1)
   4.03                4            Bylaws                                                       Incorporated by
                                                                                                 Reference(1)
Item 10                             Material Contracts
-------------    ---------------    ---------------------------------------------------------    --------------------
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


  10.03                10           Lease Agreement dated July 20, 1988, by and between          Incorporated by
                                    Pacific Quadrant Development Company, a California           Reference(1)
                                    general partnership, as landlord, and Wickes Companies,
                                    Inc., a Delaware corporation, as tenant, regarding the
                                    lease of real property known as Orchard Supply Shopping
                                    Center
  10.04                10           Agreement of Assignment and Assumption of Leases dated       Incorporated by
                                    June 2, 1999, by and between Dinesh Maniar and               Reference(1)
                                    Montgomery Realty Group, Inc. regarding the real
                                    property commonly known as the Keker & Van Nest Office
                                    Building
  10.05                10           Agreement of Assignment and Assumption of Leases dated       Incorporated by
                                    June 2, 1999, by and between Dinesh Maniar and               Reference(1)
                                    Montgomery Realty Group, Inc. regarding the real
                                    property commonly known as the Orchard Supply Shopping
                                    Center
  10.06                10           Contract for Management Agreement dated June 9, 1999,        Incorporated by
                                    by and between Montgomery Realty Group, Inc. and             Reference(1)
                                    Diversified Investment and Management Corporation,
                                    relating to management services provided to Montgomery
  10.07                10           Promissory Note dated June 2, 1999, in the original          Incorporated by
                                    principal amount of $80,000 payable by Montgomery            Reference(1)
                                    Realty Group, Inc. to Dinesh Maniar
  10.08                10           Promissory Note dated March 27, 2000, in the original        Incorporated by
                                    principal amount of $100,000 payable by Montgomery           Reference(1)
                                    Realty Group, Inc. to Dinesh Maniar
  10.09                10           Promissory Note dated April 9, 2001, in the original         Incorporated by
                                    principal amount of $100,000, payable by Montgomery          Reference(2)
                                    Realty Group, Inc. to Dinesh Maniar
  10.10                10           Promissory Note dated April 17, 2001, in the original        Incorporated by
                                    principal amount of $100,000, payable by Montgomery          Reference(2)
                                    Realty Group, Inc. to Dinesh Maniar


(1)  Incorporated by reference from the registration statement on Form 10-SB, SEC File No. 000-28981.
(2)  Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended March 31, 2001.

(b)      Reports on Form 8-K:

         During the quarter ended December 31, 2001, Montgomery did not report any events on Form 8-K.

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

                                 MONTGOMERY REALTY GROUP, INC.
                                  (Registrant)


Date:  March 28, 2002            By /s/  Dinesh Maniar
                                    --------------------------------------------
                                    Dinesh Maniar, President
                                    Principal Executive, Principal Financial and
                                    Principal Accounting Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.


Date:  March 28, 2002               /s/ Dinesh Maniar
                                    --------------------------------------------
                                    Dinesh Maniar, Director


Date:  March 27, 2002               /s/ Keith A. Cannon
                                    --------------------------------------------
                                    Keith A. Cannon, Director


Date:  March 28, 2002
                                    --------------------------------------------
                                    O. Lee Barnett, Director


Date:  March 28, 2002               /s/ James M. Hanavan
                                    --------------------------------------------
                                    James M. Hanavan, Director


Date:  March 28, 2002               /s/ Arthur A. Torres
                                    --------------------------------------------
                                    Arthur A. Torres, Director

MONTGOMERY REALTY GROUP, iNC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                        Page

INDEPENDENT AUDITORS' REPORT                                             F-2

FINANCIAL STATEMENTS:

   Balance Sheets - December 31, 2001 and 2000                           F-3

   Statements of Operations - Years Ended December 31, 2001
     and 2000                                                            F-4

   Statements of Stockholders' Deficit - Years Ended
     December 31, 2001 and 2000                                          F-5

   Statements of Cash Flows - Years Ended December 31, 2001 and 2000     F-6

   Notes to Financial Statements                                         F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
 Montgomery Realty Group, Inc.:

We have audited the accompanying balance sheets of Montgomery Realty Group, Inc. (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
March 14, 2002
(March 22, 2002 as to Note 8)
--------------------------------------------------------------------------------

MONTGOMERY REALTY GROUP, INC.

BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------------------------------------------------

                                                                                                 2001            2000
ASSETS

PROPERTY:
  Land                                                                                        $ 2,699,500     $ 2,699,500
  Building                                                                                      5,040,000       5,040,000
  Improvements                                                                                  3,108,384       3,107,384
                                                                                              -----------     -----------
           Total                                                                               10,847,884      10,846,884

  Less accumulated depreciation                                                                (2,749,794)     (2,544,414)
                                                                                              -----------     -----------
           Property, net                                                                        8,098,090       8,302,470

CASH                                                                                               81,328          54,823

TENANT RECEIVABLES                                                                                 23,167          17,602

PREPAID EXPENSES AND OTHER ASSETS                                                                 132,907         103,149

DEFERRED LEASE COMMISSIONS, Net of accumulated amortization of
  $7,451 and $5,266, respectively                                                                   9,625          11,810

DEFERRED LOAN COSTS, Net of accumulated amortization of $58,664
  and $42,118, respectively                                                                       108,933         113,012

DEFERRED RENT RECEIVABLE                                                                           36,859          30,957

DEFERRED TAX ASSET                                                                              1,643,693       1,583,735
                                                                                              -----------     -----------
TOTAL ASSETS                                                                                  $10,134,602     $10,217,558
                                                                                              ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Notes payable                                                                               $12,428,036     $12,391,841
  Accounts payable                                                                                 26,901          89,046
  Accrued interest                                                                                 74,472          68,818
  Security deposits and prepaid rent                                                               66,348          23,669
                                                                                              -----------     -----------
TOTAL LIABILITIES                                                                              12,595,757      12,573,374
                                                                                              -----------     -----------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value; authorized 80,000,000 shares;
    issued and outstanding, 16,500,000 shares at December 31, 2001 and 2000                        16,500          16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares; no
    shares issued and outstanding at December 31, 2001 and 2000                                         -               -
  Additional capital                                                                            1,692,742       1,692,742
  Accumulated deficit                                                                          (4,170,397)     (4,065,058)
                                                                                              -----------     -----------
TOTAL STOCKHOLDERS' DEFICIT                                                                    (2,461,155)     (2,355,816)
                                                                                              -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                   $10,134,602     $10,217,558
                                                                                              ===========     ===========

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000
-----------------------------------------------------------------------------------------------------------------------

                                                                                             2001             2000
REVENUES:
  Rent                                                                                    $ 1,546,300      $ 1,483,647
  Other                                                                                        18,974              500
                                                                                          -----------      -----------
           Total revenues                                                                   1,565,274        1,484,147
                                                                                          -----------      -----------
EXPENSES:
  Real estate taxes                                                                           300,169          235,177
  Utilities                                                                                    23,130           15,987
  Repairs and maintenance                                                                      23,145           21,942
  General building                                                                             17,452           19,647
  Administration                                                                               68,625          101,910
  Insurance                                                                                    28,511           29,328
  Management fee                                                                              120,000          107,500
  Depreciation                                                                                205,380          211,038
  Amortization                                                                                 32,751           56,601
                                                                                          -----------      -----------
           Total expenses                                                                     819,163          799,130
                                                                                          -----------      -----------

INCOME BEFORE INTEREST AND INCOME TAXES                                                       746,111          685,017

INTEREST EXPENSE, NET                                                                        (910,608)        (953,127)
                                                                                          -----------      -----------
LOSS BEFORE  INCOME TAXES                                                                    (164,497)        (268,110)

INCOME TAX BENEFIT                                                                             59,158           91,300
                                                                                          -----------      -----------
NET LOSS                                                                                  $  (105,339)     $  (176,810)
                                                                                          ===========      ===========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                              $    (0.006)     $    (0.011)
                                                                                          ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                        16,500,000       16,500,000
                                                                                          ===========      ===========

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2001 AND 2000
-----------------------------------------------------------------------------------------------------------------------

                                          Shares of
                                           Common         Common       Additional       Accumulated
                                            Stock         Stock         Capital           Deficit            Total
                                            -----         -----         -------           -------            -----
BALANCE, December 31, 1999                16,500,000     $ 16,500      $ 1,692,742       $(3,888,248)      $(2,179,006)

NET LOSS                                                                                    (176,810)         (176,810)
                                          ----------     --------      -----------       -----------       -----------
BALANCE, December 31, 2000                16,500,000       16,500        1,692,742        (4,065,058)       (2,355,816)

NET LOSS                                                                                    (105,339)         (105,339)
                                          ----------     --------      -----------       -----------       -----------
BALANCE, December 31, 2001                16,500,000     $ 16,500      $ 1,692,742       $(4,170,397)      $(2,461,155)
                                          ==========     ========      ===========       ===========       ===========

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------------------------------------------------

                                                                                                 2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                   $   (105,339)    $  (176,810)
  Depreciation and amortization                                                                   238,131         267,639
  Deferred rent receivable                                                                         (5,902)          9,468
  Deferred taxes                                                                                  (59,958)        (91,300)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
    Tenant receivables                                                                             (5,565)         13,535
    Prepaid expenses and other assets                                                             (29,758)        (66,200)
    Accounts payable                                                                              (62,145)         21,754
    Accrued interest                                                                                5,654             706
    Security deposits and prepaid rent                                                             42,679         (79,481)
                                                                                             ------------     -----------
           Net cash provided by (used in) operating activities                                     17,797        (100,689)
                                                                                             ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property                                                                            (1,000)
  Payment of lease commissions and loan costs                                                     (26,487)        (32,524)
                                                                                             ------------     -----------
           Net cash used in investing activities                                                  (27,487)        (32,524)
                                                                                             ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                                         450,000         900,000
  Payments on notes payable                                                                      (413,805)       (846,325)
                                                                                             ------------     -----------
           Net cash provided by financing activities                                               36,195          53,675
                                                                                             ------------     -----------
INCREASE (DECREASE) IN CASH                                                                        26,505         (79,538)

CASH AT BEGINNING OF YEAR                                                                          54,823         134,361
                                                                                             ------------     -----------
CASH AT END OF YEAR                                                                          $     81,328     $    54,823
                                                                                             ============     ===========

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

      Property is stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years.

      Maintenance and minor repairs and replacements are expensed when incurred.

      Impairment of Long-Lived Assets - The Company assesses the impairment of its long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When the Company concludes that the recovery of the carrying value of a property is impaired, it reduces such carrying amount to the estimated fair value of the investment.

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

      Basic and Diluted Loss Per Share are computed by dividing net loss by the weighted average number of shares outstanding of 16,500,000 in 2001 and 2000, respectively. Common stock from options granted were not included in the calculation of diluted loss per share because they were antidilutive in 2001 and 2000.

2.    PROPERTY

      Net book value of the property at December 31, 2001 and 2000 and the most recent appraisal values are as follows:

                                             Net Book Value
                                     ----------------------------        Appraisal           Appraisal
            Property                   2001              2000              Value                Date
            --------                   ----              ----              -----                ----
      Keker & Van Nest Office
        Building                     $2,839,611        $2,943,006        $ 6,750,000        October 1998
      San Ramon Retail Center
        and Orchard Supply                                                                  September 1998/
        Shopping Center               4,718,979         4,819,964          7,700,000        December 1998
      Eccles Project                    539,500           539,500         12,370,000        February 2002
                                     ----------        ----------        -----------
      Total                          $8,098,090        $8,302,470        $26,820,000
                                     ==========        ==========        ===========

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

3.    NOTES PAYABLE

      Notes payable as of December 31, 2001 and 2000 were as follows:

                                                                                          2001               2000
      Promissory note with a bank in the principal amount of
       $4,800,000, dated November 25, 1998.  The note is secured
       by deeds of trust and assignment of rents on Keker & Van
       Nest Office Building and bears interest at the fixed rate of
       6.67% per annum through January 1, 2009. Monthly interest
       and principal payments of $32,251 are required through
       January 1, 2009 when the remaining principal and accrued
       interest are due and payable.                                                   $ 4,652,686         $ 4,706,598

      Line of credit with a bank for a maximum borrowing of
       $2,000,000 dated March 23, 1998.  The line is secured by a deed of trust and assignment of rents on the Eccles Project.
       Pursuant to a loan assumption and modification agreement
       dated March 24, 2000 the principal amount was reduced to
       $1,798,727, and the maturity date was extended to March 1,
       2002. The line bears interest at the prime rate plus 1.0%
       (5.75% at December31, 2001). Monthly interest payments
       are required through March 1, 2001. Subsequent to
       year-end, the Company repaid the line of credit with a
       portion of the proceeds from a new loan (see Note 8)                              1,798,727           1,898,727

      Promissory note with private mortgage lender in the principal amount of $250,000, dated April 9, 2001.  The note is secured by a second deed of trust on the Eccles Project and bears
       interest at the rate of 13.75% per annum. Monthly interest only payments of $2,865 are required through May 1, 2003
       when the remaining principal and accrued interest are due
       and payable.                                                                        250,000

      Promissory note with a bank in the principal amount of
       $5,100,000, dated July 22, 1998.  The note is secured by deeds of trust and assignment of rents on Orchard Supply Shopping
       Center and bears interest at the fixed rate of 7.05% per annum through August 1, 2008. Monthly interest and principal
       payments of $34,102 are required through August 1, 2008 when the remaining principal and accrued interest are due and
       payable.                                                                          4,933,874           4,988,247

      Promissory note with a bank in the principal amount of
       $800,000 dated, July 12, 2000.  The note is secured by deeds of trust and assignment of rents on San Ramon Retail Center.
       The note bears interest at the fixed rate of 9.10% per annum or $6,495 per month  through September 1, 2003, at which time the interest rate becomes a variable rate of 3.250 percentage points over the Index as defined in the Promissory Note. The principal and accrued interest are due and payable on
       August 1, 2010.                                                                     792,749             798,269
                                                                                       -----------         -----------
      Total                                                                            $12,428,036         $12,391,841
                                                                                       ===========         ===========


      On April 9, 2001, the Company entered into a shareholder loan in the principal amount of $100,000. The note bore interest at the fixed rate of 10.00% per annum until maturity on March 31, 2002. The note was repaid in full on May 3, 2001.

      On April 17, 2001, the Company entered into a shareholder loan in the principal amount of $100,000. The note bore interest at the fixed rate of 10.00% per annum until maturity on May 31, 2002. The note was repaid in full on May 10, 2001.

      Interest paid on all promissory notes in 2001 and 2000 was $905,811 and $885,062, respectively.

      As of December 31, 2001, principal installments due on the notes payable subsequent to December 31, 2001 are as follows:

             2002                                             $ 1,920,902
             2003                                                 381,020
             2004                                                 137,261
             2005                                                 150,578
             2006                                                 161,592
             Thereafter                                         9,676,683
                                                              -----------
             Total                                            $12,428,036
                                                              ===========

4.    OPERATING LEASES WITH TENANTS

      The rental operations include leasing commercial office and retail space to tenants under non-cancelable operating leases. As of December 31, 2001 and 2000, one tenant occupied 27% of leasable square feet and represented 45% and 48% of total 2001 and 2000 revenue, respectively. As of December 31, 2001 and 2000, another tenant occupied 63% of leasable square feet and represented 37% of total 2001 and 2000 revenue, respectively.

      Minimum future rental payments under noncancelable operating leases extending past December 31, 2001 are summarized as follows:

                2002                             $1,424,000
                2003                              1,432,000
                2004                              1,368,000
                2005                                686,000
                2006                                614,000
                Thereafter                        2,938,000
                                                 ----------
                Total                            $8,462,000
                                                 ==========

5.    TRANSACTIONS WITH AFFILIATES AND COMMITMENTS AND CONTINGENCIES

      The Properties and the Company entered into a management agreement with Diversified Investment and Management Corporation ("DIMC"), an affiliate of Mr. Maniar. The current agreement, dated June 9, 1999, extends through December 31, 2005 and requires management fees to be paid to DIMC equal to the greater of 3% of gross revenues or a fixed amount equal to $7,500 per month for the first twelve months, $10,000 per month for the following twenty-four months, and $15,000 per month thereafter. Management fees paid were $120,000 and $107,500 in 2001 and 2000, respectively. As of December 31, 2001, the Company had prepaid management fees of $10,000.

6.    STOCK OPTIONS

      In December 1999, the Company granted stock options to purchase 55,000 shares of common stock exercisable through December 31, 2002 at an exercise price of $3.125 per share. The options were granted to its directors (50,000 shares) and the general counsel to DIMC (5,000 shares). No compensation expense has been recognized in the financial statements for the stock options. The fair value of the stock based awards was de minimus at December 31, 2001 and 2000.

7.    INCOME TAXES

      Deferred tax assets and liabilities at December 31, 2001 and 2000 related primarily to temporary differences resulting from differing tax and book bases of fixed assets, net operating loss carryforwards, and deferred state taxes. Significant components of the Company's net deferred tax balances at December 31, 2001 and 2000 were as follows:

                                                              2001           2000
                                                          -----------     -----------
      Deferred tax assets:
        Differing bases of fixed assets                   $ 1,390,154     $ 1,451,393
        Net operating loss carryforwards                      332,641         216,470
        Other                                                  36,382          38,973
                                                          -----------     -----------
                 Total deferred tax assets                  1,759,177       1,706,836
                                                          -----------     -----------
      Deferred tax liabilities:
        Deferred state taxes                                 (113,926)       (112,270)
        Other                                                  (1,558)        (10,831)
                                                          -----------     -----------
                 Total deferred tax liabilities              (115,484)       (123,101)
                                                          -----------     -----------
      Net deferred tax assets                             $ 1,643,693     $ 1,583,735
                                                          ===========     ===========

      The income tax benefit consists of the following:
        Current state tax                                        (800)              -
        Change in the deferred income tax benefit:
           Federal                                         $   55,086     $    88,757
           State                                                4,872           2,543
                                                          -----------     -----------
        Net income tax benefit                             $   59,158     $    91,300
                                                           ==========     ===========

      The reconciliation between the Company's effective tax rate on earnings before income taxes and the statutory federal income tax rate of 34% was as follows:
                                                                    2001       2000
                                                                -----------  ----------
      Statutory federal rate                                         34.0%     34.0%
      State income taxes, net of federal income tax benefit           1.6       0.6
      Other                                                           0.4      (0.5)
                                                                -----------  ----------
      Effective tax rate                                             36.0%     34.1%
                                                                ===========  ==========

      As of December 31, 2001 the Company had federal net operating loss carryforwards totaling $857,504 which expire on various dates from 2020 through 2021 and state net operating loss carryforwards totaling $478,807 which expire on various dates from 2005 through 2006.

8.    SUBSEQUENT EVENTS

      Subsequent to year-end, the Company negotiated a 30-day extension on the line of credit that matured on March 1, 2002. Fees associated with the extension were $2,000. On March 21, 2002, the Company recorded a new loan in the amount of $2,500,000 with interest payable monthly at prime plus 1.5%, amortized over fifteen years and a maturity date of September 15, 2003. The proceeds from the new loan were used to repay the line of credit of $1,798,727 and the promissory note of $250,000.

                                   * * * * * *