Form 10QSB
period 2002-03-31
MONTGOMERY REALTY GROUP INC
filed 2002-05-14
CIK 1050835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                        Commission File Number: 000-30724


                          MONTGOMERY REALTY GROUP, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                            88-0377199
 --------------------------------                         --------------------
 (State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)


                        400 Oyster Point Blvd., Suite 415
                          South San Francisco, CA 94080
                     --------------------------------------
                    (Address of principal executive offices)

                                 (650) 266-8080
                           --------------------------
                           (Issuer's telephone number)

                                       N/A
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2002, issuer had 16,500,000 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


MONTGOMERY REALTY GROUP, INC.
BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001 (Unaudited)
-----------------------------------------------------------------------------------------------------------------------

                                                                                          March 31,       December 31,
                                                                                            2002              2001
                                                                                        ------------      ------------
ASSETS
PROPERTY:
  Land                                                                                  $  2,699,500      $  2,699,500
  Building                                                                                 5,040,000         5,040,000
  Improvements                                                                             3,114,198         3,108,384
                                                                                        ------------      ------------
           Total                                                                          10,853,698        10,847,884
  Less accumulated depreciation                                                           (2,801,145)       (2,749,794)
                                                                                        ------------      ------------
           Property, net                                                                   8,052,553         8,098,090
CASH                                                                                         463,313            81,328
TENANT RECEIVABLES                                                                            17,400            23,167
PREPAID EXPENSES AND OTHER ASSETS                                                            148,075           132,907
DEFERRED LEASE COMMISSIONS                                                                     9,079             9,625
DEFERRED LOAN COSTS                                                                          159,197           108,933
DEFERRED RENT RECEIVABLE                                                                      38,225            36,859
DEFERRED TAX ASSET                                                                         1,654,241         1,643,693
                                                                                        ------------      ------------
TOTAL ASSETS                                                                            $ 10,542,083      $ 10,134,602
                                                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
  Notes payable                                                                         $ 12,847,315      $ 12,428,036
  Accounts payable                                                                            32,727            26,901
  Accrued interest                                                                            73,347            74,472
  Security deposits and prepaid rent                                                          66,348            66,348
                                                                                        ------------      ------------
TOTAL LIABILITIES                                                                         13,019,737        12,595,757
                                                                                        ------------      ------------
STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value; authorized 80,000,000 shares;
    issued and outstanding, 16,500,000 shares at March 31, 2002 and,
    December 31, 2001                                                                         16,500            16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares; no
    shares issued and outstanding at March 31, 2002 and December 31, 2001                          -                 -
  Additional capital                                                                       1,692,742         1,692,742
  Accumulated deficit                                                                     (4,186,896)       (4,170,397)
                                                                                        ------------      ------------
TOTAL STOCKHOLDERS' DEFICIT                                                               (2,477,654)       (2,461,155)
                                                                                        ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $ 10,542,083      $ 10,134,602
                                                                                        ============      ============

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                            2002               2001
REVENUES:
  Rent                                                                                  $    381,705      $    389,886
  Other                                                                                          862            16,412
                                                                                        ------------      ------------
           Total revenues                                                                    382,567           406,298
                                                                                        ------------      ------------
EXPENSES:
  Real estate taxes                                                                           60,701            90,642
  Utilities                                                                                    6,063             3,644
  Repairs and maintenance                                                                        474               343
  General building                                                                             2,962             6,129
  Administration                                                                              14,248            18,603
  Insurance                                                                                    2,664             7,524
  Management fee                                                                              30,000            30,000
  Depreciation                                                                                51,351            51,326
  Amortization                                                                                17,540             7,571
                                                                                        ------------      ------------
           Total expenses                                                                    186,003           215,782
                                                                                        ------------      ------------
INCOME BEFORE INTEREST EXPENSE
  AND INCOME TAXES                                                                           196,564           190,516

INTEREST EXPENSE, NET                                                                       (223,611)         (225,569)

LOSS BEFORE INCOME TAXES                                                                     (27,047)          (35,053)

INCOME TAX BENEFIT                                                                            10,548            14,021

NET LOSS                                                                                $    (16,499)     $    (21,032)
                                                                                        ============      ============
NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                            $     (0.001)     $     (0.001)
                                                                                        ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                       16,500,000        16,500,000
                                                                                        ============      ============

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                              2002             2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              $    (16,499)     $    (21,032)
  Depreciation and amortization                                                               68,891            58,897
  Deferred rent receivable                                                                    (1,366)           (1,805)
  Deferred taxes                                                                             (10,548)          (14,021)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Tenant receivables                                                                         5,767             4,171
    Prepaid expenses and other assets                                                        (15,168)          (17,273)
    Accounts payable                                                                           5,826            38,607
    Accrued interest                                                                          (1,125)            8,466
    Security deposits and prepaid rent                                                             -            48,263
                                                                                        ------------      ------------
           Net cash provided by operating activities                                          35,778           104,273
                                                                                        ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property                                                                       (5,814)                -
                                                                                        ------------      ------------
           Net cash used in investing activities                                              (5,814)                -
                                                                                        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                                  2,500,000                 -
  Payment of loan costs                                                                      (67,258)
  Payments on notes payable                                                               (2,080,721)          (29,988)
                                                                                        ------------      ------------
           Net cash provided by (used in) financing activities                               352,021           (29,988)
                                                                                        ------------      ------------
INCREASE IN CASH                                                                             381,985            74,285

CASH, BEGINNING OF PERIOD                                                                     81,328            54,823
                                                                                        ------------      ------------
CASH, END OF PERIOD                                                                     $    463,313      $    129,108
                                                                                        ============      ============

See notes to the financial statements.

MONTGOMERY REALTY GROUP, iNC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared from the Company's accounting records in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such statements include all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, and results of operations for the interim period reported upon. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2001, including the financial statements and the notes thereto.

2.       TRANSACTIONS WITH AFFILIATE

         Property management fees of $30,000 were paid to an affiliate of the majority stockholder for the three months ended March 31, 2002 and 2001.

3.       BASIC AND DILUTED LOSS PER SHARE OF BENEFICIAL INTEREST

         Basic and diluted loss per share are computed by dividing net loss by the weighted average number of shares outstanding of 16,500,000 for the three months ended March 31, 2002 and 2001. Common stock from options granted were not included in the calculation of diluted loss per share because they were antidilutive for the three months ended March 31, 2002 and 2001.

4.       NOTES PAYABLE

         Montgomery's financing activities for the three months ended March 31, 2002, reflect proceeds from the issuance of a first mortgage loan in the principal amount of $2,500,000 secured by Montgomery's Eccles Project. The loan bears interest at prime plus 1 1/2% (6.25% at March 31, 2002), with a 15-year amortization, due September 15, 2003. Of the loan proceeds, $200,000 are held by the lender as a compensating balance. The loan is personally guaranteed by Montgomery's principal stockholder, Dinesh Maniar. Proceeds from the new loan were used to pay off two loans with balances of $1,798,726 and $250,000, both of which were secured by the Eccles Project.

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

         Readers of this report are cautioned that any forward-looking statements, including those regarding the Company or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties. The forward-looking information is based on present circumstances and on the Company's predictions respecting events that have not occurred, that may not occur or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. The forward-looking statements included in this report are made only as of the date of this report. The Company is not obligated to update such forward-looking statements to reflect subsequent events or circumstances.

         The following discussion should be read in conjunction with the Financial Statements of the Company and the Notes thereto.

Overview

         Montgomery is a real estate company that emphasizes investment in both developmental real estate assets and income-producing real estate assets. Montgomery is engaged in the ownership, leasing, management, operation, development, redevelopment, acquisition and sale of real estate assets in the Greater San Francisco Bay Area. Montgomery currently owns retail shopping centers and an office building. Montgomery also owns an undeveloped parcel of land referred to as the "Eccles Project" in South San Francisco, as discussed in more detail in the Company's report on Form 10-KSB.

         All of Montgomery's properties were acquired in June 1999 from Montgomery's majority stockholder, Dinesh Maniar, who currently owns 96% of the stock of Montgomery. They consist of the following:

                  (1) the Keker & Van Nest Office Building in San Francisco, California;

                  (2)      the Orchard Supply Shopping Center in San Ramon,
                           California;

                  (3)      the San Ramon Retail Center in San Ramon, California;
                           and

                  (4) the Eccles Project land located in South San Francisco, California.

These four properties are described in detail in Montgomery's Form 10-KSB.

         These assets had a market value of approximately $26,820,000 based upon independent appraisals performed between September 1998 and February 2002, as detailed in footnote 2 to the audited financial statements. With the acquisition of these assets in 1999, Montgomery became and remains an operating real estate company with approximately 80,000 square feet of leasable property. The lease space is currently 100% occupied. The Eccles Project, which is the only undeveloped real estate in Montgomery's portfolio, is currently being actively marketed, and a third-party appraisal shows the property valued at $12,370,000. (See discussion below on Eccles Project).

         Montgomery conducts all of its real property management and brokerage activities through a written agreement with a related corporation, Diversified Investment & Management Corporation, which is 100% owned by Mr. Maniar.

Basis of Presentation of Financial Information

         Montgomery accounts for its real estate assets using the historical cost method consistent with generally accepted accounting principles. Since Montgomery acquired all of its real estate assets from its principal stockholder, Dinesh Maniar, in a "reverse acquisition," the historical cost as shown on the financial statements is Mr. Maniar's original purchase cost, which in some instances may be quite dated. For example, the historical cost of the Eccles Project is $539,500 dating back to 1980. The appraised value of the Eccles Project is $12,370,000. While the Eccles Project is the most extreme example of such a disparity between historical cost and appraised value, the reader's attention is drawn to the footnotes to the Form 10-KSB audited financial statements. In all other respects, Montgomery reports income and expense, assets, liabilities and equity consistent with generally accepted accounting principles applied on a consistent basis.

Results of Operations

     Three Months Ended March 31, 2002, Compared to Three Months Ended March 31, 2001

         Montgomery's net loss for the three months ended March 31, 2002, was $16,499, a decrease of $4,533, or 21.6%, from the net loss of $21,032 for the three months ended March 31, 2001. The decrease in net loss is principally attributable to the decreased real estate tax expense for the 2002 calendar year. The real estate tax expenses for 2001 included supplemental tax expenses, related to reassessments of the property values of Montgomery's assets, and a cumulative tax increase stemming from the 1999 transfer of the real estate assets to Montgomery. The supplemental tax expense has now been paid in full, leaving only a marginal increase in current real estate tax expense.

         The real estate tax expense is tied to California's fiscal year, which runs from July 1 of each year to June 30. During the California fiscal year ended June 30, 2001, total real estate tax expense was approximately $362,568. This amount (which was approximately $100,000 higher than either the prior or current fiscal year) primarily reflected the increased tax burden on the Keker & Van Nest Office Building and the Eccles Project. Adjustments to the tax roll on both the Orchard Supply Shopping Center and the San Ramon Retail Center have now been made, and the marginal real estate tax burden was increased less than $10,000 with respect to these properties. For the California fiscal year ending June 30, 2002, management estimates that the total real estate tax expense will be approximately $243,000. Allowing for statutory limitations on the amount of real estate taxes, management estimates that the total real estate tax expense for the California state fiscal year ending June 30, 2003, will be approximately $248,000.

         Montgomery's total revenues decreased from $406,298 at March 31, 2001, to $382,567 at March 31, 2002, or 5.84%. This decrease is due primarily to two factors:

                  (1) in the first quarter of 2001, Montgomery had lease termination income of $12,500 that it did not have in 2002; and

                  (2) despite higher base rents generally, the reduction in real estate tax expense lowered the rent reimbursable from Orchard Supply Hardware, such that 2002 rental income is slightly lower than for the same period in 2001.

         With the exception of the Eccles Project, all of Montgomery's properties are 100% leased under lease terms extending beyond the end of 2002, so that no rent reductions due to vacancies are expected for the balance of the year nor are significant rent increases likely, absent early termination of an existing lease and a releasing. Revenues will vary slightly due to changes in the amount of expenses reimbursable under net leases and changes in base rents that are keyed to the Consumer Price Index.

         Total operating expenses for the three months ended March 31, 2002, decreased from $215,782 at March 31, 2001, to $186,003, or 13.8%. While most operating expenses showed expected variations due to variable costs, such as utilities and insurance, real property tax expense decreased as discussed above.

         Management fees remained constant at $10,000 per month. The management fees were set to increase to $15,000 per month July 1, 2001; however, management deferred that increase due to limited working capital, a situation that no longer exists. The Board of Directors is scheduled to discuss whether or not to end the moratorium on management fee increases.

         Net interest expense for the three months ended March 31, 2002, decreased from $225,569 at March 31, 2001, to $223,611, or 0.8%. This decrease is due to a lower interest rate on the prime based loan that encumbered the Eccles Project.

     Liquidity and Capital Resources

         Montgomery has met its requirements for liquidity and capital resources principally from cash provided by operations, refinancing and realization of equity.

     Operating Activities

         Operating activities for the three months ended March 31, 2002, provided net cash of $35,778, compared to net cash of $104,273 provided by operating activities for the three months ended March 31, 2001, a decrease of $68,495, or 65.7%. The decrease in cash provided by operating activities is attributable primarily to periodic changes in security deposits and a reduction in accounts payable.

         Cash at March 31, 2002, increased to $463,313 from the balance on December 31, 2001, of $81,328, an increase of $381,985, or 469.7%. This increase is attributable to Montgomery refinancing its Eccles Project so as to not only retire the former debt on the project, but to provide working capital for the Company. The first installment of real estate taxes will be paid on April 10, 2002, reducing the March 31, 2002 cash balance. However, 2002 marks the first year in which Montgomery was able to finance its operations and real estate tax obligations without direct assistance from the majority stockholder.

     Investing Activities

         Investing activities used cash of $5,814 for the three months ended March 31, 2002, as compared to no funds used during the same period in 2001. The 2002 investing activities consist of capital improvements to the roof at the 710 Sansome Street Building, and while there were no such improvements during the same quarter last year, expenditure of said funds is consistent with annual capital improvements incurred by Montgomery to enhance the value of its properties.

     Financing Activities

         Montgomery's financing activities for the three months ended March 31, 2002, reflect proceeds from the issuance of a first mortgage loan in the principal amount of $2,500,000 secured by Montgomery's Eccles Project. The loan bears interest at prime plus 1-1/2% (6.25% at March 31, 2002), with a 15-year amortization, due September 15, 2003. Of the loan proceeds, $200,000 are being held by the lender as a compensating balance. The loan is personally guaranteed by the principal stockholder, Dinesh Maniar. The new loan paid in full the loans of $1,798,726 and $250,000, both of which were secured by the Eccles Project. As discussed above, $337,455 were thereby available to increase working capital.

         Other than the new loan discussed above, all other mortgage loans have a maturity of more than two years from the date of this report.

     Equity in Real Estate

         Montgomery has net cash flow from its current activities, which it believes will continue on a long-term basis, providing sufficient cash to cover activities, other than new acquisitions or developments, while sheltering cash flow from income tax by reason of the net taxable loss that is generated by depreciation and amortization. While Montgomery is able to realize cash flow from refinancing of existing assets, such as through the refinancing of the Eccles Project as discussed above, Montgomery's principal methods for obtaining acquisition and development capital come from either additional financing activities, as discussed above, or the sale or exchange of existing real estate assets, so as to realize a cash or trade value from the equity generated by appreciation of real estate assets. Absent additional capital from financing activities or the sale or exchange of real estate assets, Montgomery may not have sufficient cash flow to fund expansions or acquisitions.

         Based upon independent appraisals performed between October 1998 and February 2002, Montgomery's properties had a combined value of approximately $26,820,000, as compared to the historical cost, net of depreciation of $8,052,553, with which such properties are reported in Montgomery's financial statements as of March 31, 2002. The related indebtedness secured by such properties totaled $12,847,315 as of March 31, 2002. The difference of $13,972,685 represents an important financial resource for the Company. Montgomery is able to profit from this important resource in two ways: (1) by pulling out equity in the form of cash through favorable refinancings such as the new Eccles Project loan; and (2) the sale or exchange of properties that have appreciated in value.

     Capital Requirements

         Montgomery plans to expand its asset base in the future. Expansion is currently focused upon the development, sale or exchange of the Eccles Project. Montgomery has no specific capital commitments at this time.

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

     Eccles Project

         Management has recently shifted its emphasis with respect to the Eccles Project. While management remains open to development, lease or other exit strategy, management is currently focusing its resources upon a sale of the Eccles Project. Diversified Investment & Management Corporation, the property management company for Montgomery, has added a full-time commission only broker who is charged with the task of finding a suitable buyer for the Eccles Project. To date, two written offers have been received, however, management has not deemed either offer sufficient to commence detailed negotiations.

         Management's shift in emphasis is based upon the recent downturn in the economy coupled with a lagging real estate market in the San Francisco to San Jose area. Although a sale of the Eccles Project at this time may not lead to maximizing the potential sales price, management feels that the ability to purchase replacement property, especially through tax-free exchanges or similar means, permits Montgomery to make excellent selections as to replacement properties, such that any lack of opportunity involved in the sale of the Eccles Project may more than be made up through favorable purchase terms on replacement properties meeting Montgomery's acquisition criteria.

         Management remains open to other possibilities with regards to the Eccles Project, including development. The Company is working diligently to obtain the entitlements for the Eccles Project. Loading access easements in favor of an adjacent landowner, which would have restricted the development at the site, have been terminated. The Company has completed a Phase I Environmental Report, and no toxic waste or hazardous materials were found. The Company has also completed a Seismic Refraction Study that indicates general bedrock ground contours suitable for the proposed expansion. The Company retained an engineering firm to perform the geotechnical analysis of the site. Phase I of the geotechnical analysis has been completed and a draft soils report has issued affirming that bedrock and similar matters are suitable to the Company's proposed development. Also, such a soils report allows the architect and structural engineers to determine, based on soil samples, where to situate the proposed building, where pylons should be drilled, and the depth and other characteristics of the soils at the site.

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

     Other Sales

         Montgomery is entertaining other offers it has received to purchase its other properties, but no letter of intent or contract has been agreed to by Montgomery. Montgomery generally considers all offers to purchase its assets. However, management does not actively solicit such offers nor negotiate them unless a profit in excess of the appraised value is involved and suitable replacement property is available.

Other Matters

         Montgomery has reviewed all recently issued, but not yet effective, accounting standards in order to determine their effects, if any, on Montgomery's financial condition or results of operations. Based on that review, Montgomery believes that none of these pronouncements will have a significant effect on current of future earnings or operations. Without limitation, Montgomery has reviewed SFAS No. 144, and management believes that the financial statements as set forth above present fairly Montgomery's financial position in all material respects.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.


                          ITEM 2. CHANGES IN SECURITIES

         None.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                            ITEM 5. OTHER INFORMATION

         None.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. There are no exhibits included as part of this report.

         (b) Reports on Form 8-K. During the quarter ended March 31, 2002, the Company did not file any reports on Form 8-K.


                                    Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MONTGOMERY REALTY GROUP, INC.
                               (Registrant)

Date: May 14, 2002             By: /s/ Dinesh Maniar
                                   ---------------------------------------------
                                   Dinesh Maniar, President
                                   Principal Executive, Principal Financial and
                                   Principal Accounting Officer