Form 10QSB
period 2002-06-30
MONTGOMERY REALTY GROUP INC
filed 2002-08-16
CIK 1050835

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                          Commission File No. 000-30724


                          MONTGOMERY REALTY GROUP, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
          -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   88-0377199
                        --------------------------------
                        (IRS Employer Identification No.)

                        400 Oyster Point Blvd., Suite 415
                          South San Francisco, CA 94080
                     -------------------------------------
                    (Address of principal executive offices)

                                 (650) 266-8080
                           ---------------------------
                           (Issuer's telephone number)

                                       n/a
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2002, issuer had 16,500,000 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                          MONTGOMERY REALTY GROUP, INC.


                              INDEX TO FORM 10-QSB


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

           Balance Sheets as of June 30, 2002, and December 31, 2001..........3
           Statements of Operations for the Six Months Ended
             June 30, 2002, and 2001..........................................4
           Statements of Operations for the Three Months Ended
             June 30, 2002, and June 30, 2001 ................................5
           Statements of Cash Flows for the Six Months Ended
             June 30, 2002, and 2001..........................................6
           Notes to Financial Statements......................................7

Item 2.  Management's Discussion and Analysis or Plan of Operations...........8

Item 4.  Submission of Matters to a Vote of Security Holders.................14

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................15

         Signature...........................................................16

                          PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

MONTGOMERY REALTY GROUP, INC.

BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001 (Unaudited)
------------------------------------------------------------------------------------------------------------------------

                                                                                          June 30,       December 31,
                                                                                            2002             2001
                                                                                       -------------     -------------
ASSETS

PROPERTY:
  Land                                                                                 $   2,699,500     $   2,699,500
  Building                                                                                 5,040,000         5,040,000
  Improvements                                                                             3,115,688         3,108,384
                                                                                       -------------     -------------
           Total                                                                          10,855,188        10,847,884

  Less accumulated depreciation                                                           (2,852,679)       (2,749,794)
                                                                                       -------------     -------------
           Property, net                                                                   8,002,509         8,098,090

CASH                                                                                         464,564            81,328

TENANT RECEIVABLES                                                                             5,411            23,167

PREPAID EXPENSES AND OTHER ASSETS                                                            132,702           132,907

DEFERRED LEASE COMMISSIONS                                                                     8,533             9,625

DEFERRED LOAN COSTS-net                                                                      144,474           108,933

DEFERRED RENT RECEIVABLE                                                                      36,881            36,859

DEFERRED TAX ASSET                                                                         1,664,789         1,643,693
                                                                                       -------------     -------------
TOTAL ASSETS                                                                           $  10,459,863     $  10,134,602
                                                                                       =============     =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Notes payable                                                                        $  12,790,857     $  12,428,036
  Accounts payable                                                                            20,455            26,901
  Accrued interest                                                                            73,389            74,472
  Security deposits and prepaid rent                                                          66,348            66,348

TOTAL LIABILITIES                                                                         12,951,049        12,595,757
                                                                                       -------------     -------------
STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value; authorized 80,000,000 shares;
    issued and outstanding, 16,500,000 shares at June 30, 2002 and,
    December 31, 2001                                                                         16,500            16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares; no
    shares issued and outstanding at June 30, 2002 and December 31, 2001                           -                 -
  Additional capital                                                                       1,692,742         1,692,742
  Accumulated deficit                                                                     (4,200,428)       (4,170,397)
                                                                                       -------------     -------------
TOTAL STOCKHOLDERS' DEFICIT                                                               (2,491,186)       (2,461,155)
                                                                                       -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                            $  10,459,863     $  10,134,602
                                                                                       =============     =============

See notes to the financial statements.

                                                              3

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                             2002              2001
                                                                                          ----------        ----------
REVENUES:
  Rent                                                                                    $  765,182        $  760,164
  Other                                                                                        1,145            16,622
                                                                                          ----------        ----------
           Total revenues                                                                    766,328           776,786
                                                                                          ----------        ----------
EXPENSES:
  Real estate taxes                                                                          121,402           181,284
  Utilities                                                                                   11,475             7,709
  Repairs and maintenance                                                                      1,199             4,796
  General building                                                                             7,285            11,217
  Administration                                                                              30,704            44,898
  Insurance                                                                                    5,328            15,048
  Management fee                                                                              60,000            60,000
  Depreciation                                                                               102,885           102,652
  Amortization                                                                                32,809            13,714
                                                                                          ----------        ----------
           Total expenses                                                                    373,088           441,318
                                                                                          ----------        ----------
INCOME BEFORE INTEREST EXPENSE
  AND INCOME TAXES                                                                           393,240           335,468

INTEREST EXPENSE, NET                                                                       (444,367)         (454,482)
                                                                                          ----------        ----------
LOSS BEFORE INCOME TAXES                                                                     (51,127)         (119,014)

INCOME TAX BENEFIT                                                                            21,096            28,042
                                                                                          ----------        ----------
NET LOSS                                                                                  $  (30,031)       $  (90,972)
                                                                                          ==========        ==========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                              $   (0.002)       $   (0.006)
                                                                                          ==========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                       16,500,000        16,500,000
                                                                                          ==========        ==========

See notes to the financial statements.

                                                                  4

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                             2002              2001
                                                                                          ----------        ----------
REVENUES:
  Rent                                                                                    $  383,477        $  370,278
  Other                                                                                          283               210
                                                                                          ----------        ----------
           Total revenues                                                                    383,761           370,488
                                                                                          ----------        ----------
EXPENSES:
  Real estate taxes                                                                           60,701            90,642
  Utilities                                                                                    5,412             4,065
  Repairs and maintenance                                                                        725             4,453
  General building                                                                             4,323             5,088
  Administration                                                                              16,457            26,296
  Insurance                                                                                    2,664             7,524
  Management fee                                                                              30,000            30,000
  Depreciation                                                                                51,534            51,326
  Amortization                                                                                15,269             6,142
                                                                                          ----------        ----------
           Total expenses                                                                    187,085           225,536
                                                                                          ----------        ----------
INCOME BEFORE INTEREST EXPENSE
  AND INCOME TAXES                                                                           196,676           144,952

INTEREST EXPENSE, NET                                                                       (220,755)         (228,913)
                                                                                          ----------        ----------
LOSS BEFORE INCOME TAXES                                                                     (24,080)          (83,961)

INCOME TAX BENEFIT                                                                            10,548            14,021
                                                                                          ----------        ----------
NET LOSS                                                                                  $  (13,532)       $  (69,940)
                                                                                          ==========        ==========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                              $   (0.001)       $   (0.004)
                                                                                          ==========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                       16,500,000        16,500,000
                                                                                          ==========        ==========

See notes to the financial statements.

                                                                    5

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                             2002              2001
                                                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                               $   (30,031)      $   (90,972)
  Depreciation and amortization                                                              135,694           116,366
  Deferred rent receivable                                                                       (22)           (3,171)
  Deferred taxes                                                                             (21,096)          (28,042)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Tenant receivables                                                                        17,756            (9,403)
    Prepaid expenses and other assets                                                            205           (19,730)
    Accounts payable                                                                          (6,446)          (29,722)
    Accrued interest                                                                          (1,083)            7,068
    Security deposits and prepaid rent                                                             -            48,263
                                                                                         -----------       -----------
           Net cash provided by (used in) operating activities                                94,977            (9,343)
                                                                                         -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property                                                                       (7,304)          (19,064)
                                                                                         -----------       -----------
           Net cash used in investing activities                                              (7,304)          (19,064)
                                                                                         -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                                  2,500,000           450,000
  Payment of loan costs                                                                      (67,258)         (356,789)
  Payments on notes payable                                                               (2,137,179)                -
                                                                                         -----------       -----------
           Net cash provided by financing activities                                         295,563            93,211
                                                                                         -----------       -----------
INCREASE IN CASH                                                                             383,236            64,804

CASH, BEGINNING OF PERIOD                                                                     81,328            54,823
                                                                                         -----------       -----------
CASH, END OF PERIOD                                                                      $   464,564       $   119,627
                                                                                         ===========       ===========


See notes to the financial statements.

                                                                 6

                          MONTGOMERY REALTY GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

2.       TRANSACTIONS WITH AFFILIATE

         Property management fees of $60,000 were paid to an affiliate of the majority stockholder for the six months ended June 30, 2002 and 2001, respectively.

3.       BASIC AND DILUTED LOSS PER SHARE OF BENEFICIAL INTEREST

         Basic and diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding of 16,500,000 for the six months ended June 30, 2002 and 2001. Common stock from options granted were not included in the calculation of diluted loss per share because they were antidilutive for the six months ended June 30, 2002 and 2001.

4.       NOTES PAYABLE

         Montgomery's financing activities for the six-month period ended June 30, 2002, reflect proceeds from the issuance of a first mortgage loan in the principal amount of $2,500,000 secured by Montgomery's Eccles project. The loan is an 18-month loan, bearing interest at prime plus 1 1/2% (6.25% at June 30, 2002) with a 15-year amortization. The maturity date on the loan is September 15, 2003. The loan is personally guaranteed by the principal stockholder, Dinesh Maniar.

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

Overview

         Montgomery is a real estate company that emphasizes investment in both development real estate assets and income-producing real estate assets. Montgomery is engaged in the ownership, leasing, management, operation, development, redevelopment, acquisition and sale of real estate assets in the greater San Francisco Bay area. Montgomery currently owns retail shopping centers and an office building. Montgomery also owns an undeveloped parcel of land referred to as the "Eccles Project" in South San Francisco, as discussed in more detail in the Company's report on Form 10-KSB and below under the heading "Eccles Project."

         Montgomery conducts all of its real property management and brokerage activities through a written agreement with a related corporation, Diversified Investment & Management Corporation, which is 100% owned by Montgomery's majority stockholder, Dinesh Maniar. Mr. Maniar currently owns in excess of 96% of the stock of Montgomery.

         Montgomery's principal activity is the lease, finance, development and sale of commercial real estate in the San Francisco Bay area. In its June 1999 acquisition from Dinesh Maniar, Montgomery obtained the following four properties in California:

         (1)      the Keker & Van Nest Office Building in San Francisco;

         (2)      the Orchard Supply Shopping Center in San Ramon;

         (3)      the San Ramon Retail Center in San Ramon; and

         (4)      the Eccles Project land located in South San Francisco.

These four properties are described in detail in Montgomery's Form 10-KSB.

         These assets had a value of approximately $27,730,000 based upon independent appraisals performed between October 1998 and November 2002, as detailed in footnote 2 to the audited financial statements. With the acquisition of these assets in 1999, Montgomery became and remains an operating real estate company with approximately 80,000 square feet of leasable property. The lease space is currently 100% occupied. The Eccles Project, which is the only undeveloped real estate in Montgomery's portfolio, has been in contract twice at prices that substantiate a third-party appraisal, which values the property at $12,370,000. (See discussion below on Eccles Project).

Basis of Presentation of Financial Information

         Montgomery accounts for its real estate assets using the historical cost method. While this method is consistent with generally accepted accounting principles, since Montgomery acquired all of its real estate assets from its principal stockholder, Dinesh Maniar, in a "reverse acquisition," the historical cost as shown on the financial statements goes back to Mr. Maniar's original purchase cost, which in some instances may be quite dated. For example, the historical cost of the Eccles Project is $539,500 dating back to 1980. The appraised value of the Eccles Project is $12,370,000. While the Eccles Project is the most extreme example of such a disparity between historical cost and appraised value, the reader's attention is drawn to the Form 10-KSB audited financial statements and the footnotes thereto. In all other respects, Montgomery reports income and expense, assets, liabilities and equity consistent with generally accepted accounting principles applied on a consistent basis.

Results of Operations

         Six Months Ended June 30, 2002 and June 30, 2001

         Montgomery's net loss for the six months ended June 30, 2002, was $30,031, a decrease from the net loss of $90,972 for the six months ended June 30, 2001, or 66.9%. The decrease in net loss is principally attributable to the decrease in real estate tax expense for the 2002 calendar year, a decrease that management believes is stable, since the real estate tax expenses for 2001 included supplemental tax expenses, related to reassessments of the property values of Montgomery's assets, and a cumulative tax increase stemming from the 1999 transfer of the real estate assets to Montgomery.

         The real estate tax expense is tied to California's fiscal year, which runs from July 1 of each year to June 30. During the California fiscal year July 1, 2000, to June 30, 2001, total real estate tax expense was approximately $362,568. This amount (which is approximately $100,000 higher than either the prior or current fiscal year) primarily reflected the increased tax burden on the Keker & Van Nest Office Building and the Eccles Project. Adjustments to the tax roll on both the Orchard Supply Shopping Center and the San Ramon Retail Center have now been made, and the real estate tax burden was increased less than $10,000 with respect to these properties. For the California fiscal year July 1, 2001, to June 30, 2002, management estimates that the total real estate tax expense will be approximately $243,000. Allowing for the Proposition 13 limitations, management estimates that the total real estate tax expense for the July 1, 2002, to June 30, 2003, fiscal year will by approximately $250,000.

         Noncash depreciation and amortization expenses for the six months ended June 30, 2002, aggregated $135,694, such that Montgomery shows a net cash flow of approximately $105,663, based upon the formula of net income (loss) increased by noncash items such as depreciation and amortization.

         Montgomery's total revenues decreased from $776,786 for the period ended June 30, 2001, to $766,328 for the period ended June 30, 2002, or 1.3%. This decrease is due primarily to two factors:

                  (1) in the first quarter of 2001, Montgomery had special lease termination income of $12,500, which it did not have in 2002; and

                  (2) despite higher base rents generally, the reduction in real estate tax expense lowered the rent reimbursable from Orchard Supply Hardware, such that 2002 rental income is slightly lower than the income figure for the same period in 2001 (even though net profit has increased).

         With the exception of the Eccles Project, all of Montgomery's properties are 100% leased under lease terms extending beyond the end of 2002, so that no rent reductions due to vacancies are expected for the balance of the year nor are significant rent increases likely, absent early termination of an existing lease and a releasing. Revenues will vary slightly due to changes in the amount of expenses reimbursable under net leases and changes in base rents, which are keyed to the Consumer Price Index.

         Total operating expenses decreased from $441,318 for the period ended June 30, 2001, to $373,088 for the six months ended June 30, 2002, or 15.5%. While most operating expenses showed expected variations due to variable costs, such as utilities and insurance, real property tax expense decreased as discussed above.

         Management fees remained constant at $10,000 per month, although the Board of Directors is scheduled to discuss whether or not to end the moratorium on management fee increases. The management fees were set to increase to $15,000 per month July 1, 2001; however, management deferred that increase due to limited working capital, a situation that no longer exists. Management may, but has yet, to authorize an increase in management fees payable to Diversified Investment & Management Corporation.

         Net interest expense decreased from $454,482 for the six months ended June 30, 2001, to $444,367 for the six months ended June 30, 2002, or 2.2%. This decrease is due to a lower interest rate on the prime-based loan that encumbered the Eccles Project.

         Three Months Ended June 30, 2002 and June 30, 2001

         Montgomery's net loss for the three months ended June 30, 2002, was $13,532, a decrease from the net loss of $69,940 reported for the three months ended June 30, 2001, a decrease of 80.7%. The decrease in net loss is principally attributable to four factors:
o decrease in real estate tax expense by approximately $29,941, as discussed above; o decrease in administrative expense by approximately $9,839; o increase in rent and other revenue of $13,273; and o decrease in net interest expense of $8,158.

These four items account for $61,211, or 87.5%, of the change in net income.

         Montgomery's total revenues increased from $370,488 for the three months ended June 30, 2001, to $383,761 for the three months ended June 30, 2002, or 3.45%. This increase is due primarily to increases in base rents from tenants at the San Ramon Shopping Center and the Orchard Supply Shopping Center.

         Montgomery's administrative expenses decreased from $26,296 for the three months ended June 30, 2001, to $16,457 for the three months ended June 30, 2002, or 37.41%, due to greater utilization of in-house accounting and legal services provided by Diversified Investment & Management Corporation.

         With the exception of the Eccles Project, all of Montgomery's properties are 100% leased under lease terms extending beyond the end of 2002, so that no rent reductions due to vacancies are expected for the balance of the year nor are significant rent increases likely, absent early termination of an existing lease and a releasing. Revenues will vary slightly due to changes in the amount of expenses reimbursable under net leases and changes in base rents, which are keyed to the Consumer Price Index.

         Total operating expenses for the three months ended June 30, 2002, decreased from $225,536 at June 30, 2001, to $187,085 at June 30, 2002, or
17.0%. While most operating expenses showed expected variations due to variable costs, such as utilities and insurance, real property tax expense and administrative expenses decreased as discussed above.

         Management fees remained constant at $10,000 per month, as discussed above.

         Total interest expense, net decreased from $228,913 for the three-month period ended June 30, 2001, to $220,755 for the three-month period ended June 30, 2002, or 0.96%. This decrease is due to lower interest rates on the Eccles Project loan, which lower rates are offset by the larger loan amount as discussed in Liquidity and Capital Resources below.

Liquidity and Capital Resources

         Montgomery has met its requirements for liquidity and capital resources principally from cash provided by operations and by refinancing and realization of equity. Montgomery's cash increased from $81,328 at December 31, 2001, to $464,564 at June 30, 2002, due to net proceeds received from a refinancing of the Eccles Project as discussed below.

Operating Activities

         Operating activities for the six months ended June 30, 2002, provided net cash of $94,977, compared to net cash of $9,343 used by operating activities for the six months ended June 30, 2001, an increase of 1,165%.

         Cash at June 30, 2002, increased to $464,564 from the balance on December 31, 2001, of $81,328, an increase of 471.2%. This increase is attributable to Montgomery's successfully refinancing its Eccles Project to retire the former debt on the project and to provide working capital for the Company. This is an example of Montgomery's ability to realize cash from equity as discussed in the Equity in Real Estate section below.

Investing Activities

         Montgomery's investing activities used cash of $7,304 for the period ended June 30, 2002, as compared to $19,064 for the same period in 2001. The 2002 investing activities consist of capital improvements at 710 Sansome Street Building and the 2001 investing activities involve the payment of lease commissions and loan costs.

Financing Activities

         Cash flow from financing activities for the six months ended June 30, 2002, increased from the $93,211 provided for the period ended June 30, 2001, to $295,563 provided for the period ended June 30, 2002. Montgomery's financing activities for the six-month period ended June 30, 2002, reflect proceeds from the issuance by Far East National Bank of a first mortgage loan in the principal amount of $2,500,000 secured by Montgomery's Eccles Project. The loan is an 18-month loan, bearing interest at prime plus 1 1/2% (6.25%), with a 15-year amortization. The maturity date on the loan is September 15, 2003. The loan is personally guaranteed by the principal stockholder, Dinesh Maniar.

         Other than the Far East National Bank loan discussed above, all other mortgage loans have a maturity of more than two years from the date of this report.

Equity in Real Estate

         Montgomery has net cash flow from its current activities, which it believes will continue on a long-term basis, providing sufficient cash to cover activities other than new acquisitions or developments while sheltering cash flow from income tax by reason of the net taxable loss that is generated by depreciation and amortization. While Montgomery is able to realize cash flow from refinancing of existing assets, such as through the refinancing of the Eccles Project as discussed above, Montgomery's principal methods for obtaining acquisition and development capital come from either additional financing activities, as discussed above, or the sale or exchange of existing real estate assets so as to realize a cash or trade value from the equity generated by appreciation of real estate assets. Absent additional capital from financing activities or the sale or exchange of real estate assets, Montgomery may not have sufficient cash flow to fund expansions or acquisitions.

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

Eccles Project

         In May 2002, Montgomery entered into a contract with a potential buyer for the sale of the Eccles Project for an aggregate sale price of $12,000,000. The contract called for the buyer to put $50,000 of good faith money into escrow and commence a due diligence inquiry into the Eccles Project (the "Property"), so that the buyer would know the condition of the Property at the end of a 90-day period. Thereafter, the buyer would have 180 days to obtain entitlements from the City of South San Francisco for a 180,000-square-foot Biotech facility. If buyer were successful in obtaining the entitlements, the purchase price would be paid and the Property transferred. If the entitlements were not timely issued, the buyer's work towards obtaining the entitlements, including all soils studies, architectural plans and drawings and all traffic and other zoning compliance work, would inure to the sole benefit of Montgomery, such that Montgomery would be closer to completion of its entitlement process due to buyer's efforts. Additionally, the buyer was to pay Montgomery the sum of $15,000 per month and make periodic reports to Montgomery so as to expedite the entitlement process.

         On June 25, 2002, the buyer had still not placed its $50,000 good faith money in escrow and had not demonstrated due diligence expenditures. Hence, Montgomery notified the buyer that unless the funds were deposited by June 28, 2002, Montgomery would deem the contract in breach. Although discussions continued as to the proposed transaction, on July 15, 2002, Montgomery's attorney formally notified the buyer and its attorney that Montgomery was holding the buyer in breach and that Montgomery no longer deemed itself bound by the terms of the May 10, 2002, contract. Montgomery's management deemed it best to place the Property back on the market.

         Management is currently refocusing its resources upon the Eccles Project. To date, the Property has been in contract twice in the past two years. In 2000, it was in contract for over $14,500,000 and recently, as discussed above, it was in contract for $12,000,000. Given these two contracts, together with the recent appraisals of the Property at $13,020,000 and $12,370,000, management believes it likely that the Property can be sold at a price close to the appraised values.

Eccles Entitlements

         As previously disclosed, the Company is working to obtain the entitlements for the Eccles Project. Loading access easements in favor of an adjacent landowner, which would have restricted the development at the site, have been terminated. The Company has completed a Phase I Environmental Report and no toxic waste or hazardous materials were found. The Company has also completed a Seismic Refraction Study that indicates general bedrock ground contours suitable for the proposed expansion. The Company retained an engineering firm to perform the geotechnical analysis of the site. Phase I of the geotechnical analysis has been completed and a draft soils report has issued affirming that bedrock and similar matters are suitable to the Company's proposed development. Also, such a soils report allows the architect and structural engineers to determine, based on soil samples, where to situate the proposed building, where pylons should be drilled, and the depth and other characteristics of the soils at the site.

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

Other Matters

         Montgomery has reviewed and adopted SFAS 142 Goodwill and other Intangible Assets and SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets effective January 1, 2002. The adoption of these accounting standards did not have a significant effect on the financial condition or results of operations. Based on a review of other recently issued accounting standards, Montgomery believes that none of these pronouncements will have a significant effect on current or future earnings or operations.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of stockholders was held June 6, 2002. At that meeting, the stockholders reelected Dinesh Maniar, Keith A. Cannon, O. Lee Barnett, James M. Hanavan, and Arthur A. Torres as directors.

                           PART II. OTHER INFORMATION

--------------------------------------------------------------------------------
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) Exhibits. The following exhibits are included as part of this report at the location indicated:

             SEC
Exhibit   Reference
 Number     Number               Title of Document                   Location
--------  ---------  -----------------------------------------    --------------
Item 99              Certifications
----------- ------------------------------------------------------------------
99.01       99       Certification of Dinesh Maniar,               This filing
                     Chief Executive Officer
99.02       99       Certification of Dinesh Maniar,               This filing
                     Chief Financial Officer


(b) Reports on Form 8-K. During the quarter ended June 30 2002, the Company filed the following report on Form 8-K:

  Date of Event Reported                        Item(s) Reported
--------------------------------------------------------------------------------
       May 30, 2002            Item 5. Other Events and Regulation FD Disclosure

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MONTGOMERY REALTY GROUP, INC.
                                          (Registrant)



Date: August 16, 2002                     By: /s/ Dinesh Maniar
                                              ----------------------------------
                                              Dinesh Maniar, President
                                              Principal Executive, Principal
                                              Financial and Principal Accounting
                                              Officer