Form 10QSB
period 2002-09-30
MONTGOMERY REALTY GROUP INC
filed 2002-11-14
CIK 1050835

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                          Commission File No. 000-30724


                          MONTGOMERY REALTY GROUP, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   88-0377199
                         ------------------------------
                        (IRS Employer Identification No.)

                        400 Oyster Point Blvd., Suite 415
                          South San Francisco, CA 94080
                    ---------------------------------------
                    (Address of principal executive offices)

                                 (650) 266-8080
                           --------------------------
                           (Issuer's telephone number)

                                       n/a
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2002, issuer had 16,500,000 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                          MONTGOMERY REALTY GROUP, INC.


                              INDEX TO FORM 10-QSB


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

             Condensed Balance Sheets as of September 30, 2002,
               and December 31, 2001.......................................3
             Condensed Statements of Operations for the Nine Months
               Ended September 30, 2002, and 2001..........................4
             Condensed Statements of Operations for the Three Months
               Ended September 30, 2002, and September 30, 2001 ...........5
             Condensed Statements of Cash Flows for the Nine Months
               Ended September 30, 2002, and 2001..........................6
             Notes to Condensed Financial Statements.......................7

Item 2.  Management's Discussion and Analysis or Plan of Operations........8

Item 3.  Controls and Procedures..........................................13

                      PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..............14

Item 6.  Exhibits and Reports on Form 8-K.................................14

         Signature........................................................14

                          PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

MONTGOMERY REALTY GROUP, INC.

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 (Unaudited)
----------------------------------------------------------------------------------------------------------------------------

                                                                                         September 30,        December 31,
                                                                                              2002                2001
ASSETS
PROPERTY:
  Land                                                                                   $    2,699,500      $    2,699,500
  Building                                                                                    5,040,000           5,040,000
  Improvements                                                                                3,115,688           3,108,384
                                                                                         --------------      --------------

           Total                                                                             10,855,188          10,847,884

  Less accumulated depreciation                                                              (2,904,213)         (2,749,794)
                                                                                         --------------      --------------

           Property, net                                                                      7,950,975           8,098,090

CASH                                                                                            407,587              81,328

TENANT RECEIVABLES                                                                               23,133              23,167

PREPAID EXPENSES AND OTHER ASSETS                                                               114,718             132,907

DEFERRED LEASE COMMISSIONS                                                                        7,987               9,625

DEFERRED LOAN COSTS-net                                                                         129,751             108,933

DEFERRED RENT RECEIVABLE                                                                         36,750              36,859

DEFERRED TAX ASSET                                                                            1,675,337           1,643,693
                                                                                         --------------      --------------

TOTAL ASSETS                                                                             $   10,346,238      $   10,134,602
                                                                                         ==============      ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Notes payable                                                                          $   12,736,070      $   12,428,036
  Accounts payable                                                                               25,584              26,901
  Accrued interest                                                                               73,084              74,472
  Security deposits and prepaid rent                                                             25,546              66,348
                                                                                         --------------      --------------

TOTAL LIABILITIES                                                                            12,860,284          12,595,757
                                                                                         --------------      --------------

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value; authorized 80,000,000 shares;
    issued and outstanding, 16,500,000 shares at September 30, 2002
    and, December 31, 2001                                                                       16,500              16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares;
    no shares issued and outstanding at September 30, 2002 and
    December 31, 2001                                                                                 -                   -
  Additional capital                                                                          1,692,742           1,692,742
  Accumulated deficit                                                                        (4,223,287)         (4,170,397)
                                                                                         --------------      --------------

TOTAL STOCKHOLDERS' DEFICIT                                                                  (2,514,045)         (2,461,155)
                                                                                         --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $   10,346,238      $   10,134,602
                                                                                         ==============      ==============

See notes to the financial statements.                                                                                    3

MONTGOMERY REALTY GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Unaudited)
----------------------------------------------------------------------------------------------------------------------------

                                                                                              2002                2001
REVENUES:
  Rent                                                                                   $    1,146,868      $    1,173,784
  Other                                                                                           1,945              16,943
                                                                                         --------------      --------------

           Total revenues                                                                     1,148,813           1,190,727
                                                                                         --------------      --------------

EXPENSES:
  Real estate taxes                                                                             182,509             241,984
  Utilities                                                                                      17,648              15,539
  Repairs and maintenance                                                                         1,877               9,277
  General building                                                                               10,858              16,723
  Administration                                                                                 53,429              68,625
  Insurance                                                                                       7,992              22,572
  Management fee                                                                                 90,000              90,000
  Depreciation                                                                                  154,419             153,978
  Amortization                                                                                   48,078              20,086
                                                                                         --------------      --------------

           Total expenses                                                                       566,809             638,784
                                                                                         --------------      --------------

INCOME BEFORE INTEREST EXPENSE
  AND INCOME TAXES                                                                              582,004             551,943

INTEREST EXPENSE, NET                                                                          (666,539)           (680,080)
                                                                                         --------------      --------------

LOSS BEFORE INCOME TAXES                                                                        (84,534)           (128,137)

INCOME TAX BENEFIT                                                                               31,644              31,144
                                                                                         --------------      --------------

NET LOSS                                                                                 $      (52,890)     $      (96,993)
                                                                                         ==============      ==============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                             $       (0.003)     $       (0.006)
                                                                                         ==============      ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                          16,500,000          16,500,000
                                                                                         ==============      ==============


See notes to the financial statements.                                                                                    4

MONTGOMERY REALTY GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Unaudited)
---------------------------------------------------------------------------------------------------------------------------

                                                                                               2002                2001
REVENUES:
  Rent                                                                                   $      381,686      $      413,620
  Other                                                                                             800                 321
                                                                                         --------------      --------------

           Total revenues                                                                       382,486             413,941
                                                                                         --------------      --------------

EXPENSES:
  Real estate taxes                                                                              61,107              60,700
  Utilities                                                                                       6,173               7,830
  Repairs and maintenance                                                                           677               4,481
  General building                                                                                3,573               5,506
  Administration                                                                                 22,724              23,726
  Insurance                                                                                       2,664               7,524
  Management fee                                                                                 30,000              30,000
  Depreciation                                                                                   51,534              51,326
  Amortization                                                                                   15,269              6,373
                                                                                         --------------      --------------

           Total expenses                                                                       193,721             197,466
                                                                                         --------------      --------------

INCOME BEFORE INTEREST EXPENSE
  AND INCOME TAXES                                                                              188,765             216,475

INTEREST EXPENSE, NET                                                                          (222,172)           (225,598)
                                                                                         --------------      --------------

LOSS BEFORE INCOME TAXES                                                                        (33,407)             (9,123)

INCOME TAX BENEFIT                                                                               10,548               3,102
                                                                                         --------------      --------------

NET LOSS                                                                                 $      (22,859)     $       (6,021)
                                                                                         ==============      ==============


NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                             $       (0.001)     $      (0.003)
                                                                                         ==============      ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                          16,500,000          16,500,000
                                                                                         ==============      ==============


See notes to the financial statements.                                                                                    5

MONTGOMERY REALTY GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                 2002               2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                 $      (52,890)     $     (96,993)
  Depreciation and amortization                                                                   202,497            174,065
  Deferred rent receivable                                                                            109             (4,536)
  Deferred taxes                                                                                  (31,644)           (31,144)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Tenant receivables                                                                                 34            (38,963)
    Prepaid expenses and other assets                                                              18,189            (36,138)
    Accounts payable                                                                               (1,318)            12,686
    Accrued interest                                                                               (1,388)             7,031
    Security deposits and prepaid rent                                                            (40,802)             2,530
                                                                                           --------------      -------------

           Net cash provided by (used in) operating activities                                     92,787            (11,462)
                                                                                           --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property                                                                            (7,304)           (19,064)
                                                                                           --------------      -------------

           Net cash used in investing activities                                                   (7,304)           (19,064)
                                                                                           --------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                                       2,500,000            250,000
  Payment of loan costs                                                                           (67,258)          (184,137)
  Payments on notes payable                                                                    (2,191,966)                 -
                                                                                           --------------      -------------

           Net cash provided by financing activities                                              240,776              65,863
                                                                                           --------------      -------------

INCREASE IN CASH                                                                                  326,259              35,337

CASH, BEGINNING OF PERIOD                                                                          81,328              54,823
                                                                                           --------------      -------------

CASH, END OF PERIOD                                                                        $      407,587      $       90,160
                                                                                           ==============      ==============


See notes to the financial statements.                                                                                      6

                          MONTGOMERY REALTY GROUP, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared from the Company's accounting records in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such statements include all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, and results of operations for the interim period reported upon. The interim condensed financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2001, including the financial statements and the notes thereto.

2.       TRANSACTIONS WITH AFFILIATE

         Property management fees of $90,000 were paid to an affiliate of the majority stockholder for the nine months ended September 30, 2002 and 2001, respectively.

3.       BASIC AND DILUTED LOSS PER SHARE OF BENEFICIAL INTEREST

         Basic and diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding of 16,500,000 for the nine months ended September 30, 2002 and 2001. Common stock from options granted were not included in the calculation of diluted loss per share because they were antidilutive for the three-month and nine-month periods ended September 30, 2002 and 2001.

4.       NOTES PAYABLE

         Montgomery's financing activities for the nine-month period ended September 30, 2002, reflect proceeds from the issuance of a first mortgage loan in the principal amount of $2,500,000 secured by Montgomery's Eccles project. The loan is an 18-month loan, bearing interest at prime plus 1 1/2% (6.25% at September 30, 2002) with a 15-year amortization. The maturity date on the loan is September 15, 2003. The loan is personally guaranteed by the principal stockholder, Dinesh Maniar. The proceeds from the loan were used to repay the line of credit and a promissory note in the amounts of $1,798,727 and $250,000, respectively.

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

         These assets had a value of approximately $26,820,000 based upon independent appraisals performed between September 1998 and February 2002, as detailed in footnote 2 to the audited financial statements. With the acquisition of these assets in 1999, Montgomery became and remains an operating real estate company with approximately 80,000 square feet of leasable property. The lease space is currently 100% occupied. The Eccles Project, which is the only undeveloped real estate in Montgomery's portfolio, has been in contract twice at prices that substantiate a third-party appraisal, which values the property at $12,370,000. (See discussion below on Eccles Project).

Basis of Presentation of Financial Information

         Montgomery accounts for its real estate assets using the historical cost method. While this method is consistent with generally accepted accounting principles, since Montgomery acquired all of its real estate assets from its principal stockholder, Dinesh Maniar, in a "reverse acquisition," the historical cost as shown on the financial statements goes back to Mr. Maniar's original purchase cost, which in some instances may be quite dated. For example, the historical cost of the Eccles Project is $539,500 dating back to 1980. The appraised value of the Eccles Project is $12,370,000. While the Eccles Project is the most extreme example of such a disparity between historical cost and appraised value, the reader's attention is drawn to the Form 10-KSB, including the audited financial statements and the footnotes therein.

Results of Operations

         Nine Months Ended September 30, 2002 and September 30, 2001

         Montgomery's net loss for the nine months ended September 30, 2002, was $52,890, a decrease from the net loss of $96,993 for the nine months ended September 30, 2001, or 45.5%. The decrease in net loss is principally attributable to the decrease in real estate tax expense for the 2002 calendar year, a decrease that management believes is stable, since the real estate tax expenses for 2001 included supplemental tax expenses related to reassessments of the property values of Montgomery's assets and a cumulative tax increase stemming from the 1999 transfer of the real estate assets to Montgomery.

         The real estate tax expense is tied to California's fiscal year, which runs from July 1 of each year to June 30. During the California fiscal year July 1, 2000, to June 30, 2001, total real estate tax expense was approximately $362,568. This amount (which is approximately $100,000 higher than either the prior or current fiscal year) primarily reflected the increased tax burden on the Keker & Van Nest Office Building and the Eccles Project. Adjustments to the tax roll on both the Orchard Supply Shopping Center and the San Ramon Retail Center have now been made, and the real estate tax burden was increased less than $10,000 with respect to these properties. For the California fiscal year July 1, 2001, to June 30, 2002, the total real estate tax expense is $242,804. Allowing for the Proposition 13 limitations, management estimates that the total real estate tax expense for the July 1, 2002, to June 30, 2003, fiscal year will be approximately $245,000.

         Noncash depreciation and amortization expenses for the nine months ended September 30, 2002, aggregated $202,497, such that Montgomery shows a net cash flow of approximately $149,607, based upon the formula of net income (loss) increased by noncash items such as depreciation and amortization.

         Montgomery's total revenues decreased from $1,190,727 for the period ended September 30, 2001, to $1,148,813 for the period ended September 30, 2002, or 3.5%. This decrease is due primarily to two factors:

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

         Total operating expenses decreased from $638,784 for the period ended September 30, 2001, to $566,809 for the nine months ended September 30, 2002, or 11.3%. While most operating expenses showed expected variations due to variable costs, such as utilities, real property tax expense decreased as discussed above.

         Management fees remained constant at $10,000 per month, although the Board of Directors is scheduled to discuss whether or not to end the moratorium on management fee increases. The management fees were set to increase to $15,000 per month July 1, 2001; however, management deferred that increase due to limited working capital, a situation that no longer exists. Management may authorize an increase in management fees payable to Diversified Investment & Management Corporation, but has not done so as of the date of this report.

         Net interest expense decreased from $680,080 for the nine months ended September 30, 2001, to $666,539 for the nine months ended September 30, 2002, or 2.0%. This decrease is due to a lower interest rate on the prime-based loan that encumbers the Eccles Project compared to the previous financing on the property.

         Three Months Ended September 30, 2002 and September 30, 2001

         Montgomery's net loss for the three months ended September 30, 2002, was $22,859, an increase from the net loss of $6,021 reported for the three months ended September 30, 2001, an increase of 279.6%. The increase in net loss is primarily attributable to a decrease in common area maintenance revenue, which was a one-time expenditure chargeable to tenants recorded in the prior year.

         Montgomery's total revenues decreased from $413,941 for the three months ended September 30, 2001, to $382,486 for the three months ended September 30, 2002, or 7.6%. This decrease is due primarily to a decrease in one-time common area maintenance revenue from tenants in the Orchard Supply Shopping Center.

         Montgomery's administrative expenses decreased from $23,726 for the three months ended September 30, 2001, to $22,724 for the three months ended September 30, 2002, or 4.2%, due to greater utilization of in-house accounting and legal services provided by Diversified Investment & Management Corporation.

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

         Total operating expenses for the three months ended September 30, 2002, decreased from $197,466 at September 30, 2001, to $193,721 at September 30, 2002, or 1.9%. While most operating expenses showed expected variations due to variable costs, such as utilities, real property tax expense and administrative expenses decreased as discussed above.

         Management fees remained constant at $10,000 per month, as discussed above.

         Total interest expense, net decreased from $225,598 for the three-month period ended September 30, 2001, to $222,172 for the three-month period ended September 30, 2002, or 1.5%. This decrease is due to lower interest rates on the Eccles Project loan, which lower rates are offset by the larger loan amount as discussed in Liquidity and Capital Resources below.

Liquidity and Capital Resources

         Montgomery has met its requirements for liquidity and capital resources principally from cash provided by operations and by refinancing and realization of equity. Montgomery's cash increased from $81,328 at December 31, 2001, to $407,587 at September 30, 2002, due to net proceeds received from a refinancing of the Eccles Project as discussed below.

Operating Activities

         Operating activities for the nine months ended September 30, 2002, provided net cash of $92,787, compared to net cash of $11,462 used by operating activities for the nine months ended September 30, 2001, an increase of 909.5%. Security deposits remained the same, but prepaid rent decreased due to a change in timing of rental payments from a major tenant.

Investing Activities

         Montgomery's investing activities used cash of $7,304 for the nine-month period ended September 30, 2002, as compared to $19,064 for the same period in 2001. The 2002 investing activities consist of capital improvements at 710 Sansome Street Building and the 2001 investing activities involved the payment of lease commissions and loan costs.

Financing Activities

         Cash flow from financing activities for the nine months ended September 30, 2002, increased from the $65,863 provided for the period ended September 30, 2001, to $240,776 provided for the period ended September 30, 2002. Montgomery's financing activities for the nine-month period ended September 30, 2002, reflect proceeds from the issuance of a first mortgage loan in the principal amount of $2,500,000 secured by Montgomery's Eccles Project. The loan is an 18-month loan, bearing interest at prime plus 1 1/2% (6.25%), with a 15-year amortization. The maturity date on the loan is September 15, 2003. The loan is personally guaranteed by the principal stockholder, Dinesh Maniar.

         Other than the loan discussed above, all other mortgage loans have a maturity of more than two years from the date of this report.

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

Eccles Project

         Management is currently refocusing its resources upon the Eccles Project. To date, the property has been in contract twice in the past two years. In 2000, it was in contract for over $14,500,000 and recently, as discussed above, it was in contract for $12,000,000. Given these two contracts, together with the recent appraisal of the property at $12,370,000, management believes it likely that the property can be sold at a price close to the appraised values.

         As previously disclosed, Montgomery has been working to obtain the entitlements for the Eccles Project. Loading access easements in favor of an adjacent landowner, which would have restricted the development at the site, have been terminated. Montgomery has completed a Phase I Environmental Report and no toxic waste or hazardous materials were found. Montgomery has also completed a Seismic Refraction Study that indicates general bedrock ground contours suitable for the proposed expansion. Montgomery retained an engineering firm to perform the geotechnical analysis of the site. Phase I of the geotechnical analysis has been completed and a draft soils report has been issued affirming that bedrock and similar matters are suitable to Montgomery's proposed development. Also, such a soils report allows the architect and structural engineers to determine, based on soil samples, where to situate the proposed building, where pylons should be drilled, and the depth and other characteristics of the soils at the site.

         The project architect has completed conceptual designs. Montgomery needs to perform a traffic study and other investigations to allow it to apply to the City of South San Francisco for development permits. Although management is confident that these studies can be completed in a timely and cost-effective manner, so as to yield development approval, no assurance of such a result can be given, and the final decision as to entitlements will rest with the City of South San Francisco, California.

         Montgomery has completed the preliminary entitlement work; however, due to present market conditions, Montgomery is waiting to complete the entitlement work until a build-to-suit opportunity with a creditworthy tenant or a contract with a potential buyer is negotiated for the Eccles Project. Management is not currently incurring any cost for entitlement work on the property.

Other Matters

         Montgomery has reviewed and adopted SFAS 142 Goodwill and other Intangible Assets and SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets effective January 1, 2002. The adoption of these accounting standards did not have a significant effect on the financial condition or results of operations. Based on a review of other recently issued accounting standards, Montgomery believes that none of these other pronouncements will have a significant effect on current or future earnings or operations.


                         ITEM 3. CONTROLS AND PROCEDURES

         Montgomery maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its financial statements and other disclosures included in this report. Montgomery's board of directors, operating through its audit committee, provides oversight to its financial reporting process.

         Within the 90-day period prior to the date of this report, Montgomery evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, Montgomery's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in alerting him in a timely manner to material information relating to Montgomery required to be included in this quarterly report on Form 10-QSB.

         There have been no significant changes in Montgomery's internal controls or in other factors that could significantly affect internal controls subsequent to the date that it carried out its evaluation and there were no corrective actions regarding significant deficiencies or material weaknesses.

                           PART II--OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Montgomery's annual meeting of stockholders was held June 6, 2002. At that meeting, the stockholders reelected Dinesh Maniar, Keith A. Cannon, O. Lee Barnett, James M. Hanavan, and Arthur A. Torres as directors.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are included as part of this report at the location indicated:

               SEC
  Exhibit   Reference
  Number      Number           Title of Document                       Location
---------- ----------- --------------------------------------------- -----------
Item 99                Certifications
---------- ----------- --------------------------------------------- -----------
99.01           99     Certification Pursuant to 18 U.S.C.           This filing
                       Section 1350, as Adopted Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K. During the quarter ended September 30 2002, the Company did not file any reports on Form 8-K.


                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MONTGOMERY REALTY GROUP, INC.
                                    (Registrant)



Date: November 13, 2002             By: /s/ Dinesh Maniar
                                        ----------------------------------------
                                        Dinesh Maniar, President
                                        Principal Executive, Principal Financial
                                        and Principal Accounting Officer

                                  CERTIFICATION

         I, Dinesh Maniar, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Montgomery Realty Group, Inc;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Dinesh Maniar
----------------------------------
Dinesh Maniar
Principal Executive Officer and
Principal Financial Officer