Form 10KSB
period 2002-12-31
MONTGOMERY REALTY GROUP INC
filed 2003-03-31
CIK 1050835

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                        Commission file number: 000-30724

                          MONTGOMERY REALTY GROUP, INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                               88-0377199
--------------------------------                             -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                        400 Oyster Point Blvd., Suite 415
                           So. San Francisco, CA 94080
               ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Issuer's telephone number:          Telephone (650) 266-8080
                                    Telecopy (650) 266-8089

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       None                                              None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common stock, par value $0.001
                         ------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $1,532,498

         State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 28, 2003, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was approximately $173,025.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 28, 2002, Montgomery Realty had issued and outstanding 16,500,000 shares of its common stock, par value $0.001.

         DOCUMENTS INCORPORATED BY REFERENCE: Montgomery Realty's definitive Information Statement in connection with the 2002 Annual Meeting of Stockholders is incorporated by reference in response to Items 9, 10, 11 and 12 of Part III of this Annual Report.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                          MONTGOMERY REALTY GROUP, INC.

                                Table of Contents


 Item                                                                       Page
------                                                                     -----
                                     Part I

  --     Special Note about Forward-Looking Information.....................  1
1 and 2  Description of Business and Property...............................  2
   3     Legal Proceedings.................................................. 16
   4     Submission of Matters to a Vote of Security Holders................ 16

                                     Part II

   5     Market for Common Equity and Related Stockholder Matters........... 17
   6     Management's Discussion and Analysis or Plan of Operations......... 18
   7     Financial Statements............................................... 22
   8     Changes In and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................. 22

                                    Part III

   9     Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................ 23
  10     Executive Compensation............................................. 23
  11     Security Ownership of Certain Beneficial Owners and Management
           and Related Transactions......................................... 23
  12     Certain Relationships and Related Transactions..................... 23
  13     Exhibits and Reports on Form 8-K................................... 24
  14     Controls and Procedures............................................ 26
         Signatures......................................................... 27
         Certifications..................................................... 28

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

                                     PART I

--------------------------------------------------------------------------------
               ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTY
--------------------------------------------------------------------------------

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

         Montgomery is also conducting predevelopment activities at the Eccles Project, so as to make the 7.4 acres of land suitable for development, sale or exchange. See "Properties: Eccles Project" below. Additionally, Montgomery will continue to evaluate the purchase, lease, operation, development, financing and sale of other properties as deemed appropriate by Montgomery's management and as circumstances permit in order to take advantage of opportunities for improved long-term cash flow or capital appreciation. In that regard, Montgomery has retained the services of DIMC to act as the real estate brokerage firm in connection with the possible sale of the San Ramon Retail Center and the Orchard Supply Shopping Center. Montgomery has operated its properties since June 1999 when it acquired them from its principal stockholder, Mr. Maniar, in exchange for common stock.

         Montgomery's executive offices are located at 400 Oyster Point Boulevard, Suite 415, South San Francisco, California 94080. Its telephone number is (650) 266-8080, and its facsimile number is (650) 266-8089.

Business Strategy

         Montgomery emphasizes the following strategies:

         o Lease and operate improved properties to generate current positive cash flow while holding such properties for possible long-term appreciation. Montgomery seeks to purchase or develop commercial properties that can be leased to tenants that management believes to be financially sound, based upon a review of tenant financial statements, any public filings with the Securities and Exchange Commission, credit reports, and other financial information provided by the tenant or obtained from public sources, on such lease terms that will provide sufficient cash flow to meet or exceed requirements for related mortgage amortization and operating expenses. This enables Montgomery to generate current positive cash flow while achieving possible investment return through potential long-term appreciation. The San Ramon Retail Center and Orchard Supply Shopping Center are examples of the implementation of this strategy.

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

         o Realize accumulated appreciation in properties through refinancing or sale or exchange. By generating positive current cash flow, Montgomery is able to retain long-term ownership of properties that Montgomery believes have the potential for significant appreciation. When circumstances warrant, in the opinion of management, Montgomery may seek to realize appreciation in value by selling a property in order to use the capital for opportunities with greater potential financial return or directly exchanging the property for another property management believes will offer Montgomery a greater potential financial return. This is the strategy Montgomery is currently exploring with regard to the San Ramon Retail Center and the Orchard Supply Shopping Center. In other circumstances, Montgomery may refinance a property to realize a portion of the appreciated value while retaining the property for potential additional appreciation, such as occurred when Montgomery refinanced its Eccles Project for $2,500,000, thereby obtaining $300,000 in cash for use as working capital due to the increased equity in the Eccles Project arising from its appreciation in value.

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

                                                            Land     Building    Constructed/      Lease        Appraised
                 Property                      Use         (acre)   (sq. ft.)     Renovated    Expiration(1)    Value(2)
                 --------                      ---         ------   ---------     ---------    -------------    --------
Keker & Van Nest Office Building          Professional      0.14     22,300      1907/1989        2004        $ 6,750,000
710 Sansome Street                        offices
San Francisco, CA

Orchard Supply Shopping Center            Retail            4.06     54,700         1987          2013(3)       6,500,000
1041-1061 Market Place
San Ramon, CA

San Ramon Retail Center                   Retail            0.21      4,823         1987          2005 to       1,200,000
1021 Market Place                                                                                 2009
San Ramon, CA

Eccles Project                            Possible
South San Francisco, CA                   develop-ment,
                                          sale,
                                          exchange or
                                          other use         7.4           0(4)      N/A            N/A         12,370,000
                                                           -----     ------                                   -----------
                                                           11.81     81,823                                   $26,820,000
                                                           =====     ======                                   ===========

----------------------------
(1)  Excluding renewal options.
(2) Based on third-party MAI appraisals obtained between September 1998 and February 2002.
(3) Approximately 51,518 square feet are leased to a single tenant (Orchard Supply Hardware, a wholly-owned subsidiary of Sears Roebuck & Co.) under a lease expiring June 2013. The remaining 3,182 square feet are leased to three small tenants under leases expiring at various times between 2004 and 2007.
(4) Montgomery has prepared plans that would provide for construction of either a 325,000 square-foot office building or a biological technology, or biotech, campus of approximately 200,000 square feet. Management is evaluating alternatives to determine whether to undertake development of the office building or a biotech project, or whether Montgomery is better off selling or exchanging the property or entering into a ground lease with a third party.

         Keker & Van Nest Office Building

         The Keker & Van Nest Office Building is located at 710 Sansome Street, San Francisco, California, with a total land area of approximately 0.14 acres. The office building is four stories (including the basement), containing a total leasable floor area of approximately 22,300 square feet. The building is a reinforced masonry building constructed in 1907. The building was renovated in 1989 to meet seismic and other building code requirements and subsequently leased in its entirety to the current tenant, a San Francisco law firm. Pursuant to a lease option exercised by the tenant, the monthly rent is $59,190 per month and the lease term was extended until December 2004, unless extended again at the option of the tenant for another five years. The building is in excellent condition, based on a third-party property condition report dated November 1998. During 2002, improvements were made to the roof decking in the amount of $5,814 and a new compressor was installed in the HVAC system at a cost of $1,490, both of which were capitalized to the cost of the building.

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

         Orchard Supply Shopping Center

         The Orchard Supply Shopping Center is located at 1041-1061 Market Place, San Ramon, California 94583. The lot on which the shopping center is located contains approximately 4.06 acres. The shopping center consists of one building containing 51,518 square feet and another containing 3,182 square feet. The larger building is leased to Orchard Supply Hardware under a lease, with monthly rental payments of $40,802, (exclusive of reimbursement and percentage rent) that expires June 2013. The smaller building is leased to three separate small businesses, for aggregate monthly rentals of $9,024 (including both base rent and monthly impounds). There are approximately 220 asphalt-paved parking spaces on the east and south sides of the shopping center. The property is located in the incorporated city of San Ramon in Contra Costa County, California, approximately 25 miles east of San Francisco and 15 miles east of Oakland.

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

         The property was purchased by Mr. Maniar in December 1991 from an unrelated third party. The Orchard Supply Shopping Center is secured by a first deed of trust in favor of an unrelated lender in the approximate principal amount of $5,100,000, bearing interest at 7.05% per annum, amortized over 30 years with the unpaid balance due August 2008. In May 1998, Mr. Maniar obtained an independent MAI appraisal of the improved property of $6,500,000. Montgomery is currently exploring the possible sale of this property and has retained DIMC to act as the real estate brokerage firm in that regard.

         San Ramon Retail Center

         The San Ramon Retail Center was originally part of the Orchard Supply Shopping Center. In 1996, Mr. Maniar caused a subdivision to be created whereby the San Ramon Retail Center became a separate legal parcel.

         The San Ramon Retail Center consists of an approximately 0.21 acre site and is located adjacent to Montgomery's Orchard Supply Shopping Center in San Ramon. This property includes approximately 20 parking spaces. Additionally, the site has a reciprocal parking arrangement with the Orchard Supply Shopping Center to the west.

         The 4,823 square-foot building at the San Ramon Retail Center is fully leased to three tenants for approximately $11,659 per month. Time Warner, the successor-in-interest to GST Telecom, occupies approximately 1,281 square feet at a base rent of $2,667 per month, together with a monthly impound of $439. Time Warner's lease expires in March 2008 (subject to option periods). Green Valley Cleaners occupies approximately 1,666 square feet at a monthly rent of $3,703, together with a monthly impound of $580. The Green Valley lease expires February 28, 2008, and is personally guaranteed by the owners of Green Valley. Cave Adsum Corporation d/b/a Alphagraphics 503 (an Alphagraphics franchise) occupies the remaining 1,876 square feet at a monthly rent of $4,252 together with a monthly impound of $770. The Alphagraphics lease was set to expire October 31, 2004; however, in January 2003, the lease was assigned and assumed by a new tenant, Danro Inc. d/b/a Alphagraphics 503 and the first of two five-year options was exercised. The new lease is guaranteed by Daniel and Rosanna Dellegrotti and expires in January 2008. Monthly impounds are charged to each of these three tenants as discussed above in order to reimburse Montgomery for real estate taxes, insurance and certain expenses related to the operation and maintenance of the common areas. The San Ramon Retail Center is 100% occupied.

         Mr. Maniar has owned the property since December 1991, when he purchased it from an unrelated third party. The property is secured by a first deed of trust in favor of a commercial bank in the approximate principal amount of $800,000, bearing interest at 9.1% per annum, with amortization on the unpaid balance over a 25-year term. The loan matures in August 2010. In January 1999, Mr. Maniar obtained an independent MAI appraisal valuing the property at $1,200,000, fully leased. Montgomery is currently exploring the possible sale of this property and has retained DIMC to act as the real estate brokerage firm in that regard.

         Eccles Project

         The Eccles Project area consists of approximately 7.4 acres of unimproved land located at Eccles Avenue and Gull Road in South San Francisco, California. This area, known as Oyster Point, is approximately four miles from the downtown central business district of South San Francisco, California. The area has a variety of mixed uses and is dominated by industrial buildings and office parks, many of which have a bioengineering emphasis, such as the Genentech campus in South San Francisco. Development in this area slowed substantially in 2002; however, in the last several years, Marriott Hotels, Radisson Hotels and other national chains completed construction of new hotels to the west of the Eccles Project at the Oyster Point Boulevard junction with Highway 101. Additionally, Hilton Hotels, Inc. has been approved for the development of a 200-plus-room hotel on land across the street from the Eccles Project land for more than a year, although it has not yet commenced construction. The Eccles Project is accessed from the Oyster Point exit of Highway 101, leading to Oyster Point Boulevard, a four-lane road that has been widened recently. Several new office buildings are slated to begin construction along Oyster Point and the Highway 101 interchange, totaling approximately 500,000 square feet, with another 1,000,000 square feet of space scheduled to be built during the next five years. The Eccles land is situated such that any office building or other structure built on this site will command a panoramic view of the San Francisco Bay, including Oakland and downtown San Francisco.

         The South San Francisco real estate market has become the biotech research and development center for the San Francisco Bay area and provides a broad tenant base. With a shortage of vacant land available in the area, the Eccles Project property is surrounded by new developments in various phases from over 1,000,000 square feet under construction with tenants in place to more than 500,000 square feet planned in future developments. Slough Estates, USA is building over 250,000 square feet of Phase I of its Oyster Point Britannia development with another 500,000 square feet under construction at the former Fuller Paint Headquarters on the end of Grand Avenue, although that project was placed on standby status in 2002. Genentech was scheduled to begin construction of a new 250,000 square foot corporate headquarters in the third quarter of 2002, although that construction has not yet begun. Genentech continues to grow in the Oyster Point area, now owning over 52 buildings in its biotech campus. Management believes the market is dynamic because the San Francisco Peninsula maintains a high quality workforce with a highly concentrated pool of experienced professionals in the biotech and life science industries and is in close proximity with several of the nation's most prestigious universities that contribute to the area's commerce.

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

         The Eccles Project land was acquired by Mr. Maniar from a third party in 1980. The property is currently subject to a first deed of trust in favor of a commercial bank in the amount of $2,500,000, bearing interest at the prime rate plus 1.5%, due and payable in full September 15, 2003, with monthly payments before that date based upon a 15-year amortization.

         Management has evaluated three alternatives with respect to the Eccles Project land: (1) development by Montgomery, either alone or through a joint venture with third parties; (2) sale or exchange of the property; or (3) a long-term ground lease.

         Montgomery has placed its development efforts for the Eccles Project on indefinite hold due to the downturn in the real estate market and the national recession.

         Dinesh Maniar, the majority stockholder of Montgomery (and its president and chairman of the board), has over 28 years experience in real estate development. With such a background and the assistance of DIMC, Montgomery believes it is capable of developing the project once economic conditions again warrant such development.

         In addition to the potential development of the Eccles Project as noted above, management has also considered the possibility of selling or exchanging the Eccles Project land. A tax-free exchange would allow Montgomery to exchange the Eccles Project for another property that would provide additional opportunities to Montgomery consistent with its strategies while deferring the realization of a taxable gain that would result from a sale of the Eccles Project.

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

         Montgomery has evaluated certain alternatives with respect to the development, lease or sale of the Eccles Project land. In the event development and construction are undertaken by Montgomery, management estimates that it will require approximately $45,000,000 to $60,000,000 in construction and permanent financing to undertake such development. Montgomery has not obtained binding commitments for such financing and will be dependent on the availability of such financing from commercial sources. As a new entrant into the real estate development business in the San Francisco Bay area, Montgomery may not be able to obtain required financing on favorable terms or at all. Further, given the downturn in the economic cycle, finding suitable tenants may be more time-consuming and/or demand greater concessions by Montgomery. Montgomery may attempt to diversify the risk by entering into joint ventures or other arrangements with third parties. However, this would also decrease Montgomery's return on its investment. Some sources of financing may demand that Mr. Maniar, as a principal stockholder, president and director of Montgomery, personally guarantee company indebtedness, and Mr. Maniar is under no obligation to do so. If Montgomery cannot obtain the required funds, it will be unable to develop the Eccles Project by itself.

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

         In the event Montgomery undertakes development of the Eccles Project or any other property, such construction and development activities will expose Montgomery to certain risks such as cost overruns, carrying costs, availability and costs of materials and labor, weather conditions, and government regulation. Additionally, Montgomery will incur costs in connection with the design and implementation of any development and costs in connection with performing certain oversight and review functions, including costs for reviewing construction design proposals, negotiating and contracting for feasibility studies, and supervising compliance with local, state or federal laws and regulations.

         Montgomery's officers and directors are subject to conflicts of interest.

         Montgomery's officers and directors and their affiliates have been, are and will continue to be subject to significant conflicts of interest. Officers and directors will be subject to competing demands for their limited time as they divide their attention between managing Montgomery and their other business and investment interests. In some instances, officers and directors, particularly Mr. Maniar, will invest in real estate without participation by Montgomery. Such persons will be responsible for allocating such portions of their time as they may deem appropriate to the business affairs of Montgomery. Mr. Maniar is the sole owner, president and a director of DIMC, which provides a broad array of services to Montgomery. The terms of the arrangement under which Montgomery obtains property management services, legal, accounting and bookkeeping services, administrative support and office use from DIMC are all provided pursuant to the terms of a management contract pursuant to which DIMC currently receives a minimum of $10,000 per month as payment for these services. That amount is scheduled to increase to $15,000 per month beginning July 1, 2003.

         Additionally, in March 2003, Montgomery retained DIMC to act as the real estate brokerage firm with regard to the potential sale of the San Ramon Retail Center and the Orchard Supply Shopping Center. Montgomery's board of directors agreed to pay DIMC an aggregate commission of 2% of the sale price, and have already granted to DIMC a refundable advance of $40,000 toward that commission.

         While these contracts were approved by a unanimous vote of Montgomery's outside directors (Mr. Maniar abstained because of the conflict of interest resulting from his affiliation with both Montgomery and DIMC), this does not guarantee the absence of a conflict of interest. There can be no assurance that any of the foregoing or other conflicts of interest will be resolved in favor of Montgomery or its stockholders. Montgomery has adopted no policies respecting the resolution of actual or potential conflicts of interest.

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

         Mr. Maniar, as the beneficial owner of approximately 97.3% of Montgomery's issued and outstanding common stock, also owes a fiduciary duty to Montgomery and its other stockholders, particularly when considering mergers, sales of assets, or other extraordinary matters requiring stockholder approval. Such fiduciary duty generally may be breached if Mr. Maniar acts as a controlling stockholder to oppress the minority or approve matters that are unfair to Montgomery and its other stockholders.

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

         The number of shares of common stock that Montgomery issued to acquire its principal properties from Mr. Maniar was determined in large part on the aggregate appraised market valuation of such properties by independent MAI appraisers. In obtaining those property appraisals, which were conducted before Montgomery acquired its principal properties from Mr. Maniar, it was in Mr. Maniar's best interest to obtain high market valuations in order to enhance his ability to obtain desired refinancing of the related indebtedness and to increase the number of shares of common stock issuable to him on conveyance of the properties to Montgomery.

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

         Montgomery has few tenants.

         Most of Montgomery's properties are occupied by a single tenant or a limited number of tenants, many of which are large, financially stable entities. Two tenants currently occupy about 90% of Montgomery's leasable square feet, and lease revenues from the two tenants represented approximately 83% and 82% of Montgomery's rental income (including tenant reimbursements) during 2002 and 2001, respectively. Losing a key tenant could adversely affect Montgomery's operating results while it seeks a qualified replacement from a limited number of potential large tenants. Montgomery may incur significant costs for renovation, leasing commissions or the construction of leasehold improvements if tenants are changed, particularly if a property with a single large tenant is converted to multiple tenant use.

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

Employees and Consultants

         Montgomery obtains all of its services through outside management companies and through outside consultants. Montgomery does not have any employees other than the officers of Montgomery, who presently serve without compensation (other than potential appreciation in stock prices). In December 1999, it was determined each director would receive $300 for each meeting attended and this amount was increased to $500 at the March 4, 2003, meeting. Additionally, on December 22, 1999, Montgomery granted each existing director options to purchase 10,000 shares of common stock, exercisable until December 31, 2002, at an exercise price of $3.125 per share, which was greater than the market value of the common stock as of the date of grant. Those options expired unexercised on December 31, 2002. Montgomery obtains all of its property management services from DIMC and must rely upon the employees and other facilities of DIMC for all day-to-day management decisions and actions. See Part
III. Item 12. Certain Relationships and Related Transactions. Montgomery's legal and accounting work is done primarily through outside law firms and accounting firms, although most routine transactions are handled through the staff attorneys, accountants and other employees of DIMC. The management contract with DIMC has a five-year term, which expires on December 31, 2005.

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


--------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         No matters were submitted to a vote of Montgomery's security holders during the quarter ended December 31, 2002.

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

         The common stock is listed on the Nasdaq Stock Market OTC Bulletin Board, or OTCBB, under the symbol "MGRY." The following table sets forth the high and low closing price for Montgomery's common stock as reported on the OTCBB for the periods indicated, based on interdealer transactions, without retail markup, markdown, commissions or adjustments (which may not reflect actual retail transactions):

                                                    High          Low
                                                  ---------     --------
         2003:
             First Quarter....................      $0.84         $0.75
         2002:
             Fourth Quarter...................      $0.85         $0.84
             Third Quarter....................       1.10          0.70
             Second Quarter...................       1.10          1.00
             First Quarter....................       1.125         1.01
         2001:
             Fourth Quarter...................      $2.125        $1.10
             Third Quarter....................       2.125         2.125
             Second Quarter...................       2.125         1.50
             First Quarter....................       2.50          2.125

         As of March 14, 2003, Montgomery had 42 stockholders of record.

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

         With the acquisition of these assets, Montgomery became an operating real estate company with approximately 82,000 square feet of leasable property. The leasable space is currently 100% occupied. Montgomery also acquired the Eccles Project property, which is reported in the financial statements at its cost value of $500,000. In the February 2002 appraisal, the Eccles Project property was valued at $12,370,000 (as is), a substantial difference from its historical cost. See Footnote 2 to the financial statements.

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

Summary

         Montgomery's operations remained stable in 2002, with the net loss reduced to $66,430 from $105,339. With the exception of the Eccles Project property, Montgomery's properties are 100% occupied under leases with terms extending beyond December 31, 2003, and management is unaware of any reason that 100% occupancy should not continue through 2003. The principal uncertainty facing Montgomery in the opinion of management is the future of the Eccles Project property. Montgomery has not determined whether to develop, lease, sell or exchange the property and, given the current recession, is unable to determine when it will make such a decision. Whatever decision is ultimately reached, it will have a significant effect on the future of the Company. The $2,500,000 loan secured by the Eccles Project property is due on September 15, 2003. Before that date, Montgomery intends to extend the term of the loan with the current lender or obtain a new loan with a new lender, although Montgomery cannot provide any assurance it will be able to do so.

Results of Operations for December 31, 2002

         Montgomery's net loss for the year ended December 31, 2002, was $ 66,430, a decrease of 36.9% from the loss of $105,339 for the year ended December 31, 2001.

         Montgomery's total revenues for the year ended December 31, 2002, decreased from $1,565,274 to $1,532,498, or 2.1%, from 2001 to 2002, primarily because of two factors: (1) in the first quarter of 2001, Montgomery had one-time revenue from an early lease termination of $12,500, which it did not have in 2002; and (2) despite higher base rents generally, the reduction in real estate tax expense lowered the rent reimbursable from Orchard Supply Hardware, such that 2002 rental income is slightly lower than the income figure for the same period in 2001 (even though net profit has increased). With the exception of the Eccles Project land, all of Montgomery's properties are 100% leased.

         Total operating expenses for the year ended December 31, 2002, decreased from $819,163 to $753,931, or 8.0%, from 2001 to 2002. While most operating expenses showed expected variations due to variable costs, such as utilities and insurance, property tax expense decreased from $300,169 in 2001 to $243,615 in 2002. This decrease was due primarily to reassessments of the properties' valuation by the local counties as a result of the transfer of the properties from Mr. Maniar to Montgomery in June 1999 which affected the 2001 property tax expense and not the 2002. Management anticipates that in 2003, real estate tax expense will stabilize at approximately $250,000 per annum.

         Net interest expense for the year ended December 31, 2002, decreased from $910,608 to $879,595, or 3.4%, from 2001 to 2002, due primarily to decreases in the interest rate on the Eccles Project loan.

Liquidity and Capital Resources

         Montgomery has met its requirements for liquidity and capital resources principally from cash provided by operations, refinancing and realization of equity. Management believes that cash balances and cash from operations will be sufficient to meet Montgomery's cash needs for at least the next 12 months.

         Operating Activities

         Operating activities for the year ended December 31, 2002, provided cash of $130,968, compared to net cash provided by operating activities for the year ended December 31, 2001, of $17,797, an increase in cash provided by operations of $113,171, or 635.9%. Operating activities provided additional cash largely from two areas: (1) decrease in the Company's net loss; and (2) the timing of security deposits, prepaid rents and other balance sheet account items.

         Investing Activities

         Total cash used in investing activities increased to $7,304 for the year ended December 31, 2002, as compared to the $1,000 used in the prior 12-month period, or 630.4%.

         Cash flow from investing activities in 2002 involved additions to the Keker & Van Nest Office Building of $7,304, while capital expenditures to the San Ramon Shopping Center of $1,000 were incurred for the year ended December 31, 2002.

         Loan costs increased to $67,257 for the year ended December 31, 2002, as compared to the $26,487 recorded in the prior year, a increase of 153.9%.

         Financing Activities

         On March 21, 2002, Montgomery obtained a new loan in the initial principal amount of $2,500,000 with a bank. The new loan is secured by a first deed of trust on the Eccles Project. The note bears interest at the prime rate plus 1.5% (initial rate of 6.25% on March 28, 2002), with all monthly payments requiring both interest and principal reduction payments of $21,564 (constant). The remaining principal and accrued interest are due and payable on September 15, 2003. The loan is personally guaranteed by Mr. Dinesh Maniar. The proceeds from the loan were used to:

                  (a) pay off in full the existing First Mortgage loan in the principal amount of $1,796,726;

                  (b) pay off in full the Second Mortgage loan in the principal amount of $250,000;

                  (c) supply Montgomery with net cash proceeds of $337,455, which proceeds were used to increase Montgomery's working capital; and

                  (d) there is an informal agreement between Montgomery and the lender to maintain an average balance in the bank of at least $200,000, although to promote good relations, Montgomery has kept substantially all of the proceeds with the lending bank.

         The difference between the $337,455 provided by the new Eccles Project loan and the $181,573 shown as "net cash provided by financing activities" (see page F-6 of the financial statements) is due to loan proceeds being used to reduce principal on Montgomery's other loans and loan costs, such that the "net" proceeds from all financing activities are $181,573.

         No distributions of cash are expected in 2003.

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

         Equity in Real Estate

         Although Montgomery reported a net loss for the year ended December 31, 2002, of $66,430, depreciation and amortization accounted for $269,300, such that Montgomery has net cash flow from its current activities. Montgomery believes it will be able to continue on a long-term basis providing sufficient cash to cover activities, other than new acquisitions or developments, while sheltering cash flow from income tax by reason of the net taxable loss that is generated by depreciation and amortization. While Montgomery is able to realize cash flow from refinancing of existing assets, such as the Eccles Project property as discussed above, Montgomery's principal methods for obtaining acquisition and development capital come from either additional financing activities or the sale or exchange of existing real estate assets, so as to realize a cash or trade value from the equity generated by appreciation of real estate assets. Absent additional capital from financing activities or the sale or exchange of real estate assets, Montgomery may not have sufficient cash flow to fund expansions or acquisitions.

         Based upon independent appraisals performed between October 1998 and February 2002, Montgomery's properties have a value of approximately $26,820,000, as compared to the historical cost, net of depreciation, of $7,899,441 as reported in Montgomery's financial statements as of December 31, 2002. The related indebtedness secured by such properties totaled $12,676,866 as of December 31, 2002. The difference of $14,143,134 represents an important financial resource for Montgomery. Montgomery is able to use this important resource in two ways: (1) by pulling out equity in the form of cash through favorable refinancing such as the loan discussed above; and (2) the sale or exchange of properties that have appreciated in value.

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


--------------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The financial statements of Montgomery, including the required accountants' reports, are included, following a table of contents, beginning at page F-1 immediately following the signature pages to this report.


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

                                    PART III

--------------------------------------------------------------------------------
      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

         The information from the definitive information statement for the 2003 Annual Meeting of Stockholders under the caption "Election of Directors:
Executive Officers, Directors and Nominees" and "Compliance with Section 16(a) of the Exchange Act" is incorporated herein by reference.


--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The information from the definitive information statement for the 2003 Annual Meeting of Stockholders under the caption "Election of Directors:
Executive Compensation" is incorporated herein by reference.


--------------------------------------------------------------------------------
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                            AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------


         The information from the definitive information statement for the 2003 Annual Meeting of Stockholders under the caption "Election of Directors:
Security Ownership of Certain Beneficial Owners and Management and Related Transactions" is incorporated herein by reference.


--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         The information from the definitive information statement for the 2003 Annual Meeting of Stockholders under the caption "Election of Directors: Certain Relationships and Related Transactions" is incorporated herein by reference.

--------------------------------------------------------------------------------
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
(a)      Exhibits:

         The following exhibits are included as part of this report at the location indicated:

                     SEC
  Exhibit         Reference
   Number          Number                              Title of Document                            Location
-------------    ------------    ---------------------------------------------------------------    -----------------
Item 3                           Articles of Incorporation and Bylaws
-------------    ------------    ---------------------------------------------------------------    -----------------
   3.01               3          Articles of Incorporation                                          Incorporated by
                                                                                                    reference(1)

   3.02               3          Amendment to Articles of Incorporation                             Incorporated by
                                                                                                    reference(1)

   3.03               3          Bylaws                                                             Incorporated by
                                                                                                    reference(1)
Item 4                           Instruments Defining the Rights of Security Holders
-------------    ------------    ---------------------------------------------------------------    -----------------
   4.01               4          Articles of Incorporation                                          Incorporated by
                                                                                                    reference(1)

   4.02               4          Amendment to Articles of Incorporation                             Incorporated by
                                                                                                    reference(1)

   4.03               4          Bylaws                                                             Incorporated by
                                                                                                    reference(1)
Item 10                          Material Contracts
-------------    ------------    ---------------------------------------------------------------    -----------------
  10.01              10          Purchase and Sale Agreement dated effective May 5, 1999, by        Incorporated by
                                 and between Dinesh Maniar and Montgomery Realty Group, Inc.        reference(1)

  10.02              10          Lease Agreement dated April 21, 1988, by and between Dinesh        Incorporated by
                                 Maniar, landlord, and John W. Keker, P. C., William A.             reference(1)
                                 Brockett, P.C., Robert A. Van Nest, P.C. and individually
                                 John W. Keker, William A Brockett, Robert A. Van Nest, R.
                                 Elaine Leitner, David J. Meadows, Jeffrey R. Chanin, and Gary
                                 M. Cohen, and Keker & Brockett, California General Tenants,
                                 regarding the lease of real property commonly known as Keker
                                 & Van Nest Office Building

                     SEC
  Exhibit         Reference
   Number          Number                              Title of Document                            Location
-------------    ------------    ---------------------------------------------------------------    -----------------
  10.03              10          Lease Agreement dated July 20, 1988, by and between Pacific        Incorporated by
                                 Quadrant Development Company, a California general                 reference(1)
                                 partnership, as landlord,  and Wickes Companies, Inc.,
                                 a Delaware corporation, as tenant, regarding the lease of
                                 real property known as Orchard Supply Shopping Center

  10.04              10          Agreement of Assignment and Assumption of Leases dated June        Incorporated by
                                 2, 1999, by and between Dinesh Maniar and Montgomery Realty        reference(1)
                                 Group, Inc. regarding the real property commonly known as the
                                 Keker & Van Nest Office Building

  10.05              10          Agreement of Assignment and Assumption of Leases dated June        Incorporated by
                                 2, 1999, by and between Dinesh Maniar and Montgomery Realty        reference(1)
                                 Group, Inc. regarding the real property commonly known as the
                                 Orchard Supply Shopping Center

  10.06              10          Contract for Management Agreement dated June 9, 1999, by and       Incorporated by
                                 between Montgomery Realty Group, Inc. and Diversified              reference(1)
                                 Investment and Management Corporation, relating to management services provided to Montgomery

  10.07              10          Promissory Note dated June 2, 1999, in the original principal      Incorporated by
                                 amount of $80,000 payable by Montgomery Realty Group, Inc. to      reference(1)
                                 Dinesh Maniar

  10.08              10          Promissory Note dated March 27, 2000, in the original              Incorporated by
                                 principal amount of $100,000 payable by Montgomery Realty          reference(1)
                                 Group, Inc. to Dinesh Maniar

  10.09              10          Promissory Note dated April 9, 2001, in the original               Incorporated by
                                 principal amount of $100,000, payable by Montgomery Realty         reference(2)
                                 Group, Inc. to Dinesh Maniar

  10.10              10          Promissory Note dated April 17, 2001, in the original              Incorporated by
                                 principal amount of $100,000, payable by Montgomery Realty         reference(2)
                                 Group, Inc. to Dinesh Maniar

Item 99                          Miscellaneous
-------------    ------------    ---------------------------------------------------------------    -----------------
  99.01              99          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted       This filing
                                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------------
(1) Incorporated by reference from the registration statement on Form 10-SB, SEC File No. 000-28981.
(2) Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended March 31, 2001.

(b)      Reports on Form 8-K:

         During the quarter ended December 31, 2002, Montgomery did not report any events on Form 8-K.

--------------------------------------------------------------------------------
                        ITEM 14. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

         Montgomery maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its financial statements and other disclosures included in this report. Montgomery's board of directors, operating through its audit committee, provides oversight to its financial reporting process.

         Within the 90-day period prior to the date of this report, Montgomery evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, Montgomery's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in alerting him in a timely manner to material information relating to Montgomery required to be included in this annual report on Form 10-KSB.

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

                                     MONTGOMERY REALTY GROUP, INC.
                                     (Registrant)


Date:  March 31, 2003                By /s/ Dinesh Maniar
                                        ----------------------------------------
                                        Dinesh Maniar, President
                                        Principal Executive, Principal Financial
                                        and Principal Accounting Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.


Date:  March 31, 2003                            /s/ Dinesh Maniar
                                                 ------------------------------
                                                 Dinesh Maniar, Director


Date:  March 31, 2003                            /s/ Keith A. Cannon
                                                 ------------------------------
                                                 Keith A. Cannon, Director


Date:  March 31, 2003
                                                 ------------------------------
                                                 O. Lee Barnett, Director


Date:  March 31, 2003                            /s/ James M. Hanavan
                                                 ------------------------------
                                                 James M. Hanavan, Director


Date:  March 31, 2003
                                                 ------------------------------
                                                 Arthur A. Torres, Director

                                  CERTIFICATION

         I, Dinesh Maniar, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Montgomery Realty Group, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Dinesh Maniar
-------------------------------
Dinesh Maniar
Principal Executive Officer

                                  CERTIFICATION

         I, Dinesh Maniar, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Montgomery Realty Group, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Dinesh Maniar
-----------------------------
Dinesh Maniar
Principal Financial Officer

MONTGOMERY REALTY GROUP, iNC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                         Page

INDEPENDENT AUDITORS' REPORT                                              F-2

FINANCIAL STATEMENTS:

         Balance Sheets - December 31, 2002 and 2001                      F-3

         Statements of Operations - Years Ended December 31, 2002
           and 2001                                                       F-4

         Statements of Stockholders' Deficit - Years Ended
           December 31, 2002 and 2001                                     F-5

         Statements of Cash Flows - Years Ended December 31, 2002
           and 2001                                                       F-6

         Notes to Financial Statements                                    F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
 Montgomery Realty Group, Inc.:

We have audited the accompanying balance sheets of Montgomery Realty Group, Inc. (the "Company") as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
March 19, 2003

MONTGOMERY REALTY GROUP, INC.

BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------------------------------------------------

                                                                                                2002            2001
ASSETS

PROPERTY:
  Land                                                                                     $    2,699,500  $    2,699,500
  Building                                                                                      5,040,000       5,040,000
  Improvements                                                                                  3,115,688       3,108,384
                                                                                           --------------  --------------
           Total                                                                               10,855,188      10,847,884


  Less accumulated depreciation                                                                (2,955,747)     (2,749,794)
                                                                                           --------------  --------------
           Property, net                                                                        7,899,441       8,098,090

CASH                                                                                              386,565          81,328

TENANT RECEIVABLES                                                                                  6,872          23,167

PREPAID EXPENSES AND OTHER ASSETS                                                                 145,093         132,907

DEFERRED LEASE COMMISSIONS, Net of accumulated amortization of
  $9,635 and $7,451 respectively                                                                    7,441           9,625

DEFERRED LOAN COSTS, Net of accumulated amortization of $119,826
  and $58,664, respectively                                                                       115,028         108,933

DEFERRED RENT RECEIVABLE                                                                           34,548          36,859

DEFERRED TAX ASSET                                                                              1,679,091       1,643,693
                                                                                           --------------  --------------
TOTAL ASSETS                                                                               $   10,274,079  $   10,134,602
                                                                                           ==============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Notes payable                                                                            $   12,676,866  $   12,428,036
  Accounts payable                                                                                 31,303          26,901
  Accrued interest                                                                                 67,949          74,472
  Security deposits and prepaid rent                                                               25,546          66,348
                                                                                           --------------  --------------
           Total liabilities                                                                   12,801,664      12,595,757
                                                                                           --------------  --------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value; authorized 80,000,000 shares;
    issued and outstanding, 16,500,000 shares at December 31, 2002 and 2001                        16,500          16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares; no
    shares issued and outstanding at December 31, 2002 and 2001                                         -               -
  Additional capital                                                                            1,692,742       1,692,742
  Accumulated deficit                                                                          (4,236,827)     (4,170,397)
                                                                                           --------------  --------------
           Total stockholders' deficit                                                         (2,527,585)     (2,461,155)
                                                                                           --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $   10,274,079  $   10,134,602
                                                                                           ==============  ==============


See notes to the financial statements.

                                                       F-3

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 AND 2001
-----------------------------------------------------------------------------------------------------------------------

                                                                                            2002              2001
REVENUES:
  Rent                                                                                 $   1,530,253     $   1,546,300
  Other                                                                                        2,245            18,974
                                                                                       -------------     -------------
           Total revenues                                                                  1,532,498         1,565,274
                                                                                       -------------     -------------
EXPENSES:
  Real estate taxes                                                                          243,615           300,169
  Utilities                                                                                   26,039            23,130
  Repairs and maintenance                                                                      4,435            23,145
  General building                                                                            13,903            17,452
  Administration                                                                              65,388            68,625
  Insurance                                                                                   11,252            28,511
  Management fee                                                                             120,000           120,000
  Depreciation                                                                               205,953           205,380
  Amortization                                                                                63,346            32,751
                                                                                       -------------     -------------
           Total expenses                                                                    753,931           819,163
                                                                                       -------------     -------------

INCOME BEFORE INTEREST AND INCOME TAXES                                                      778,567           746,111

INTEREST EXPENSE, NET                                                                       (879,595)         (910,608)
                                                                                       -------------     -------------
LOSS BEFORE  INCOME TAXES                                                                   (101,028)         (164,497)

INCOME TAX BENEFIT                                                                            34,598            59,158
                                                                                       -------------     -------------
NET LOSS                                                                               $     (66,430)    $    (105,339)
                                                                                       =============     =============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                           $      (0.004)    $      (0.006)
                                                                                       =============     =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                       16,500,000        16,500,000
                                                                                       =============     =============

See notes to the financial statements.

                                                          F-4

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2002 AND 2001
---------------------------------------------------------------------------------------------------------------------

                                         Shares of
                                          Common         Common      Additional        Accumulated
                                           Stock          Stock        Capital           Deficit            Total
                                         ----------     --------     -----------       -----------       -----------
BALANCE, December 31, 2000               16,500,000     $ 16,500     $ 1,692,742       $(4,065,058)      $(2,355,816)

NET LOSS                                                                                  (105,339)         (105,339)
                                         ----------     --------     -----------       -----------       -----------
BALANCE, December 31, 2001               16,500,000       16,500       1,692,742        (4,170,397)       (2,461,155)

NET LOSS                                                                                   (66,430)          (66,430)
                                         ----------     --------     -----------       -----------       -----------
BALANCE, December 31, 2002               16,500,000     $ 16,500     $ 1,692,742       $(4,236,827)      $(2,527,585)
                                         ==========     ========     ===========       ===========       ===========


See notes to the financial statements.

                                                        F-5

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------------------------------------------------

                                                                                               2002              2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                 $     (66,430)   $    (105,339)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                                                269,299          238,131
    Deferred rent receivable                                                                       2,311           (5,902)
    Deferred taxes                                                                               (35,398)         (59,958)
    Change in:
      Tenant receivables                                                                          16,295           (5,565)
      Prepaid expenses and other assets                                                          (12,186)         (29,758)
      Accounts payable                                                                             4,402          (62,145)
      Accrued interest                                                                            (6,523)           5,654
      Security deposits and prepaid rent                                                         (40,802)          42,679
                                                                                           -------------    -------------
           Net cash provided by operating activities                                             130,968           17,797
                                                                                           -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property                                                                           (7,304)          (1,000)
                                                                                           -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                                      2,500,000          450,000
  Payments on notes payable                                                                   (2,251,170)        (413,805)
  Payment of loan costs                                                                          (67,257)         (26,487)
                                                                                           -------------    -------------
           Net cash provided by financing activities                                             181,573            9,708
                                                                                           -------------    -------------
INCREASE (DECREASE) IN CASH                                                                      305,237           26,505

CASH AT BEGINNING OF YEAR                                                                         81,328           54,823
                                                                                           -------------    -------------
CASH AT END OF YEAR                                                                        $     386,565    $      81,328
                                                                                           =============    =============


See notes to the financial statements.

                                                                F-6

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

         Property is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years.

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

         Basic and Diluted Loss Per Share are computed by dividing net loss by the weighted average number of shares outstanding of 16,500,000 in 2002 and 2001, respectively.

         Prior Year Reclassifications - Certain reclassification have been made to the 2001 financial statements in order to conform with the 2002 presentation.

2.       PROPERTY

         Net book value of the property at December 31, 2002 and 2001 and the most recent appraisal values are as follows:

                                                    Net Book Value
                                             ------------------------------     Appraisal            Appraisal
                          Property               2002           2001              Value                 Date
                          --------               ----           ----              -----                 ----
                  Keker & Van Nest Office
                    Building                   $2,742,972     $2,839,611        $ 6,750,000       October 1998
                  San Ramon Retail Center
                    and Orchard Supply                                                            September 1998/
                    Shopping Center             4,616,969      4,718,979          7,700,000       December 1998
                  Eccles Project                  539,500        539,500         12,370,000       February 2002
                                               ----------     ----------        -----------
                  Total                        $7,899,441     $8,098,090        $26,820,000
                                               ==========     ==========        ===========

         Appraisal values are derived from independent appraisal reports prepared by members of the Appraisal Institute. Determination of estimated market value involves subjective judgment because the actual market value of a real estate investment can be determined only by negotiation between the parties in a sales transaction.

         The San Ramon Retail Center and Orchard Supply Shopping Center includes the net book values and appraisal values of both properties as they are adjoining properties.

3.       NOTES PAYABLE

         Notes payable as of December 31, 2002 and 2001 were as follows:

                                                                                      2002              2001
           Promissory note with a bank in the principal amount of $4,800,000, dated November 25, 1998. The note is secured by deeds of trust and assignment of rents on Keker & Van Nest Office Building and bears interest at the fixed rate of 6.67% per annum through January 1,
             2009. Monthly interest and principal payments of $30,878 are required through January 1, 2009 when the remaining principal and
             accrued interest are due and payable.                                 $ 4,595,015       $ 4,652,686

           Line of credit with a bank for a maximum borrowing of $2,000,000 dated March 23, 1998. The line is secured by a deed of trust and assignment of rents on the Eccles Project. Pursuant to a loan assumption and modification agreement dated March 24, 2000 the principal amount was reduced to $1,798,727, and the maturity date was extended to March 1, 2002. The line bears interest at the prime rate plus 1.0% (5.75% at December 31, 2001). Monthly interest payments were required through March 1, 2001. During 2002, the
             Company repaid the line of credit with a portion of the proceeds
             from a new loan.                                                                -         1,798,727

           Promissory note with private mortgage lender in the principal amount of $250,000, dated April 9, 2001. The note is secured by a second deed of trust on the Eccles Project and bears interest at the rate of 13.75% per annum. Monthly interest Only payments of $2,865 are required through May 1, 2003. During 2002, the Company repaid the
             promissory note with a portion of the proceeds from a new loan.                 -           250,000

           Promissory note with a bank in the principal amount of $5,100,000, dated July 22, 1998. The note is secured by deeds of trust and assignment of rents on Orchard Supply Shopping Center and bears interest at the fixed rate of 7.05% per annum through August 1,
             2008. Monthly interest and principal payments of $34,102 are required through August 1, 2008 when the remaining principal and
             accrued interest are due and payable.                                   4,875,413         4,933,874


Notes Payable (Continued)
                                                                                      2002              2001
           Promissory note with a bank in the principal amount of $800,000 dated
             July 12, 2000. The note is secured by deeds of trust and assignment of rents on San Ramon Retail Center. The note bears interest at the fixed rate of 9.10% per annum or $6,495 per month through September
             1, 2003, at which time the interest rate becomes a variable rate of
             3.250 percentage points over the Index as defined in the Promissory
             Note. The principal and accrued interest are due and payable on
             August 1, 2010.                                                       $   786,706       $   792,749

           Promissory note with a bank in the principal amount of $2,500,000 dated March 8, 2002. The note is secured by deeds of trust and assignment of rents on the Eccles Project. The note bears interest at the prime rate plus 1.5% ( initial rate of 6.25% on March 8,
             2002). Loan will be paid in 17 regular monthly interest and principal payments of $21,563.78 each. The remaining principal and
             accrued interest are due and payable on September 15, 2003.             2,419,732                 -
                                                                                   -----------       -----------
           Total                                                                   $12,676,866       $12,428,036
                                                                                   ===========       ===========

         Interest paid on all promissory notes in 2002 and 2001 was $891,985 and $905,811, respectively.

         As of December 31, 2002, principal installments due on the notes payable subsequent to December 31, 2002 are as follows:

                  2003                                    $ 2,550,752
                  2004                                        138,569
                  2005                                        150,578
                  2006                                        161,592
                  2007                                        173,418
                  Thereafter                                9,501,957
                                                          -----------
                  Total                                   $12,676,866
                                                          ===========

4.       OPERATING LEASES WITH TENANTS

         The rental operations include leasing commercial office and retail space to tenants under non-cancelable operating leases. As of December 31, 2002 and 2001, one tenant occupied 27% of leasable square feet and represented 46% and 45% of total 2002 and 2001 revenue, respectively. As of December 31, 2002 and 2001, another tenant occupied 63% of leasable square feet and represented 37% of total 2002 and 2001 revenue.

         Minimum future rental payments under noncancelable operating leases extending past December 31, 2002 are summarized as follows:

                  2003                                    $1,427,000
                  2004                                     1,358,000
                  2005                                       639,000
                  2006                                       604,000
                  2007                                       555,000
                  Thereafter                               3,314,000
                                                          ----------
                  Total                                   $7,897,000
                                                          ==========

5.       TRANSACTIONS WITH AFFILIATES AND COMMITMENTS AND CONTINGENCIES

         The Properties and the Company entered into a management agreement with Diversified Investment and Management Corporation ("DIMC"), an affiliate of Mr. Maniar. The current agreement, dated June 9, 1999, extends through December 31, 2005 and requires management fees to be paid to DIMC equal to the greater of 3% of gross revenues or a fixed amount equal to $7,500 per month for the first twelve months, $10,000 per month for the following twelve months, and $15,000 per month thereafter. However, the Board of Directors agreed to a one year extension from July 2001 to June 2002. Thereafter, Both DIMC and Montgomery, (acting through its President) agreed that the Management fees paid by Montgomery would remain at $10,000 per month for the 12 month period July 2002 to June 2003 and that the increase to $15,000 per month would start July 2003. Management fees paid were $120,000 and $120,000 in 2002 and 2001, respectively. As of December 31, 2002, the Company had prepaid management fees of $10,000.

6.       STOCK OPTIONS

         In December 1999, the Company granted stock options to purchase 55,000 shares of common stock exercisable through December 31, 2002 at an exercise price of $3.125 per share. The options were not exercised and have lapsed by their own terms.

7.       INCOME TAXES

         Deferred tax assets and liabilities at December 31, 2002 and 2001 related primarily to temporary differences resulting from differing tax and book bases of fixed assets, net operating loss carryforwards, and deferred state taxes. Significant components of the Company's net deferred tax balances at December 31, 2002 and 2001 were as follows:

                                                                        2002              2001
         Deferred tax assets:
           Differing bases of fixed assets                         $   1,329,142     $   1,390,154
           Net operating loss carryforwards                              419,102           332,641
           Other                                                          46,480            36,382
                                                                   -------------     -------------
                    Total deferred tax assets                          1,794,724         1,759,177
                                                                   -------------     -------------
         Deferred tax liabilities:
           Deferred state taxes                                         (114,326)         (113,926)
           Other                                                          (1,307)           (1,558)
                                                                   -------------     -------------
                    Total deferred tax liabilities                      (115,633)         (115,484)
                                                                   -------------     -------------
         Net deferred tax assets                                   $   1,679,091     $   1,643,693
                                                                   =============     =============

         The income tax benefit consists of the following:
           Current state tax                                       $        (800)    $        (800)
           Change in the deferred income tax benefit:
              Federal                                                     34,222            55,086
              State                                                        1,176             4,872
                                                                   -------------     -------------
           Net income tax benefit                                  $      34,598     $      59,158
                                                                   =============     =============

         The reconciliation between the Company's effective tax rate on earnings before income taxes and the statutory federal income tax rate of 34% was as follows:

                                                                        2002          2001
         Statutory federal rate                                         34.0 %        34.0%
         State income taxes, net of federal income tax benefit           0.3           0.0
         Other                                                           0.0           0.4
                                                                        ----          ----
         Effective tax rate                                             34.3 %        36.0 %
                                                                        ====          ====

         As of December 31, 2002 the Company had federal net operating loss carryforwards totaling $1,077,593 which expire on various dates from 2019 through 2022 and state net operating loss carryforwards totaling $596,383 which expire on various dates from 2006 through 2013.

         The extent to which the loss carryforwards can be used to offset future taxable income may become limited if changes in the Company's stock ownership exceed certain defined limits.

8.       SUBSEQUENT EVENTS

         On March 4, 2003 Board of Directors of the Company agreed to use the services of Diversified Investment & Management Corporation (DIMC) as the real estate brokerage firm in connection with the potential sale of the San Ramon Retail Center and/or the Orchard Supply Shopping Center. DIMC is 100% owned by Mr. Maniar, the President of the Company. DIMC will be paid the aggregate commission of two percent of the sale price for DIMC's role in procuring a Buyer, $40,000 of which will be paid up front, provided, that if there is not a binding contract in escrow within 120 days, DIMC will refund the $40,000.

                                     ******