Form 10QSB
period 2003-03-31
MONTGOMERY REALTY GROUP INC
filed 2003-05-15
CIK 1050835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

                                   88-0377199
                         -------------------------------
                        (IRS Employer Identification No.)

                        400 Oyster Point Blvd., Suite 415
                          South San Francisco, CA 94080
                      -------------------------------------
                    (Address of principal executive offices)

                                 (650) 266-8080
                           --------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 2003, issuer had 16,500,000 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                              PART I--FINANCIAL INFORMATION

                                               ITEM 1. FINANCIAL STATEMENTS

MONTGOMERY REALTY GROUP, INC.
BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002 (Unaudited)
-----------------------------------------------------------------------------------------------------------------------

                                                                                         March 31,       December 31,
                                                                                           2003              2002
ASSETS
PROPERTY:
  Land                                                                                 $   2,699,500     $   2,699,500
  Building                                                                                 5,040,000         5,040,000
  Improvements                                                                             3,115,688         3,115,688
                                                                                       -------------     -------------
           Total                                                                          10,855,188        10,855,188

  Less accumulated depreciation                                                           (3,007,281)       (2,955,747)
                                                                                       -------------     -------------
           Property, net                                                                   7,847,907         7,899,441

CASH                                                                                         373,848           386,565
TENANT RECEIVABLES                                                                            26,113             6,872
PREPAID EXPENSES AND OTHER ASSETS                                                            168,631           145,093
DEFERRED LEASE COMMISSIONS                                                                     6,895             7,441
DEFERRED LOAN COSTS                                                                          100,305           115,028
DEFERRED RENT RECEIVABLE                                                                      34,021            34,548
DEFERRED TAX ASSET                                                                         1,686,222         1,679,091
                                                                                       -------------     -------------
TOTAL ASSETS                                                                           $  10,243,942     $  10,274,079
                                                                                       =============     =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
  Notes payable                                                                        $  12,612,703     $  12,676,866
  Accounts payable                                                                            25,567            31,303
  Accrued interest                                                                            73,599            67,949
  Security deposits and prepaid rent                                                          73,350            25,546
                                                                                       -------------     -------------
TOTAL LIABILITIES                                                                         12,785,220        12,801,664
                                                                                       -------------     -------------

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value; authorized 80,000,000 shares;
    issued and outstanding, 16,500,000 shares at March 31, 2003 and,
    December 31, 2002                                                                         16,500            16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares; no
    shares issued and outstanding at March 31, 2003 and December 31, 2002                          -                 -
  Additional capital                                                                       1,692,742         1,692,742
  Accumulated deficit                                                                     (4,250,520)       (4,236,827)

TOTAL STOCKHOLDERS' DEFICIT                                                               (2,541,278)       (2,527,585)
                                                                                       -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                            $  10,243,942     $  10,274,079
                                                                                       =============     =============

See notes to the financial statements.

                                                               2

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (Unaudited)
---------------------------------------------------------------------------------------------------------------------------

                                                                                           2003                2002
REVENUES:
  Rent                                                                                 $     384,052     $     381,705
  Other                                                                                            0               862
                                                                                       -------------     -------------
           Total revenues                                                                    384,052           382,567
                                                                                       -------------     -------------
EXPENSES:
  Real estate taxes                                                                           61,107            60,701
  Utilities                                                                                    4,673             6,063
  Repairs and maintenance                                                                        310               474
  General building                                                                             6,838             2,962
  Administration                                                                              17,152            14,248
  Insurance                                                                                    4,453             2,664
  Management fee                                                                              30,000            30,000
  Depreciation                                                                                51,534            51,351
  Amortization                                                                                15,269            17,540
                                                                                       -------------     -------------
           Total expenses                                                                    191,335           186,003
                                                                                       -------------     -------------

INCOME BEFORE INTEREST EXPENSE
  AND INCOME TAXES                                                                           192,717           196,564

INTEREST EXPENSE, NET                                                                       (213,541)         (223,611)
                                                                                       -------------     -------------
LOSS BEFORE INCOME TAXES                                                                     (20,824)          (27,047)

INCOME TAX BENEFIT                                                                             7,131            10,548
                                                                                       -------------     -------------
NET LOSS                                                                               $     (13,693)    $     (16,499)
                                                                                       =============     =============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                           $      (0.001)    $      (0.001)
                                                                                       =============     =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                       16,500,000        16,500,000
                                                                                       =============     =============


See notes to the financial statements.

                                                                  3

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                            2003               2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $     (13,693)    $     (16,499)
  Depreciation and amortization                                                               66,803            68,891
  Deferred rent receivable                                                                       527            (1,366)
  Deferred taxes                                                                              (7,131)          (10,548)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Tenant receivables                                                                       (19,241)            5,767
    Prepaid expenses and other assets                                                        (23,538)          (15,168)
    Accounts payable                                                                          (5,735)            5,826
    Accrued interest                                                                           5,650            (1,125)
    Security deposits and prepaid rent                                                        47,804                 -
                                                                                       -------------     -------------
           Net cash provided by operating activities                                          51,446            35,778
                                                                                       -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property                                                                            -            (5,814)
                                                                                       -------------     -------------
           Net cash used in investing activities                                                   -            (5,814)
                                                                                       -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                                          -         2,500,000
  Payment of loan costs                                                                            -           (67,258)
  Payments on notes payable                                                                  (64,163)       (2,080,721)
                                                                                       -------------     -------------
           Net cash provided by (used in) financing activities                               (64,163)          352,021
                                                                                       -------------     -------------
INCREASE(DECREASE) IN CASH                                                                   (12,717)          381,985

CASH, BEGINNING OF PERIOD                                                                    386,565            81,328
                                                                                       -------------     -------------
CASH, END OF PERIOD                                                                    $     373,848     $     463,313
                                                                                       =============     =============


See notes to the financial statements.

                                                            4

                          MONTGOMERY REALTY GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared from the Company's accounting records in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such statements include all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, and results of operations for the interim period reported upon. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2002, including the financial statements and the notes thereto.

2.       TRANSACTIONS WITH AFFILIATE

Property management fees of $30,000 were paid to an affiliate of the majority stockholder for the three months ended March 31, 2003 and 2002, respectively.

3.       BASIC AND DILUTED LOSS PER SHARE OF BENEFICIAL INTEREST

Basic and diluted loss per share are computed by dividing net loss by the weighted average number of shares outstanding of 16,500,000 for the three months ended March 31, 2003 and 2002. Common stock from options granted were not included in the calculation of diluted loss per share because they were antidilutive for the three months ended March 31, 2002. There were no outstanding options for the three months ended March 31, 2003.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Information May Prove Inaccurate

         This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend" and similar words and expressions. Statements that describe future strategic plans, goals or objectives of Montgomery are also forward-looking statements. Montgomery intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

         Readers of this report are cautioned that any forward-looking statements, including those regarding Montgomery or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties. The forward-looking information is based on present circumstances and on Montgomery's predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. The forward-looking statements included in this report are made only as of the date of this report. Montgomery is not obligated to update such forward-looking statements to reflect subsequent events or circumstances.

         The following discussion should be read in conjunction with the financial statements of Montgomery and the notes thereto.

Overview

         Montgomery is a real estate company that emphasizes investment in both developmental real estate assets and income-producing real estate assets. Montgomery is engaged in the ownership, leasing, management, operation, development, redevelopment, acquisition and sale of real estate assets in the Greater San Francisco Bay Area. Montgomery currently owns retail shopping centers and an office building. Montgomery also owns an undeveloped parcel of land referred to as the "Eccles Project" in South San Francisco, as discussed in more detail in Montgomery's report on Form 10-KSB.

         All of Montgomery's properties were acquired in June 1999 from Montgomery's majority stockholder, Dinesh Maniar, who currently owns 97.3% of the stock of Montgomery. They consist of the following:

         (1) the Keker & Van Nest Office Building in San Francisco, California;

         (2) the Orchard Supply Shopping Center in San Ramon, California;

         (3) the San Ramon Retail Center in San Ramon, California; and

         (4) the Eccles Project land located in South San Francisco, California.

These four properties are described in detail in Montgomery's Form 10-KSB.

         These assets had a market value of approximately $26,820,000 based upon independent appraisals performed between September 1998 and February 2002, as detailed in footnote 2 to the audited financial statements. With the acquisition of these assets in 1999, Montgomery became and remains an operating real estate company with approximately 80,000 square feet of leasable property. The lease space is currently 100% occupied. The Eccles Project, which is the only undeveloped real estate in Montgomery's portfolio, has a third-party appraisal shows the property valued at $12,370,000. (See discussion below on Eccles Project).

         Montgomery conducts all of its real property management and brokerage activities through a written agreement with a related corporation, Diversified Investment & Management Corporation, or DIMC, which is 100% owned by Mr. Maniar.

         Montgomery entered into an agreement, subject to certain contingencies, effective April 2, 2003, to sell its San Ramon Retail Center in San Ramon, California, to a qualified buyer for $1,891,625, payable in cash at closing. The San Ramon Retail Center consists of a 4,823 square-foot building situated on a ..21 acre parcel of land that is contiguous with the Orchard Supply Shopping Center. See discussion below under "Other Sales."

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

Results of Operations

         Three Months Ended March 31, 2003, Compared to Three Months Ended March 31, 2002

         Montgomery's net loss for the three months ended March 31, 2003, was $13,693, a decrease of $2,806 or 17.0%, from the net loss of $16,499 for the three months ended March 31, 2002. The decrease in net loss is principally attributable to the refinancing of the Eccles project, which resulted in reduced interest expense.

         Montgomery's total revenues increased from $382,567 at March 31, 2002, to $384,052 at March 31, 2003, or 0.4%. This increase is due primarily to minimal contractual increase in base rent of two minor tenants.

         With the exception of the Eccles Project, all of Montgomery's properties are 100% leased under lease terms extending beyond the end of 2003, so that no rent reductions due to vacancies are expected for the balance of the year nor are significant rent increases likely, absent early termination of an existing lease and a releasing. Our revenue will be decreased by $12,574 per month upon the closing of the sale of the San Ramon Retail Center; however, upon repayment of the promissory note of approximately $784,000 secured by the property, which will occur at closing, we will no longer be required to make payments on the promissory note of $6,495 per month. Revenues will vary slightly due to changes in the amount of expenses reimbursable under net leases and changes in base rents that are keyed to the Consumer Price Index.

         Total operating expenses for the three months ended March 31, 2003, increased from $186,003 at March 31, 2002, to $191,335 at March 31, 2003, or
2.9%.

         Management fees remained constant at $10,000 per month. The management fees are set to increase to $15,000 per month July 1, 2003.

         Net interest expense for the three months ended March 31, 2003, decreased from $223,611 at March 31, 2002, to $213,541 at March 31, 2003, or
4.5%. This decrease is due to the refinancing of Eccles project which reduced interest expense.

     Liquidity and Capital Resources

         Montgomery has met its requirements for liquidity and capital resources principally from cash provided by operations, refinancing and realization of equity.

     Operating Activities

         Operating activities for the three months ended March 31, 2003, provided net cash of $51,446, compared to net cash of $35,778 provided by operating activities for the three months ended March 31, 2002, an increase of $15,668, or 43.8%. The increase in cash provided by operating activities is attributable primarily to prepaid rent from the Orchard Supply Shopping Center and two minor tenants (one month advance).

         Cash at March 31, 2003, decreased to $373,848 from the balance on December 31, 2002, of $386,565, a decrease of $12,717, or 3.3%. This decrease is primarily attributable to the payment of a refundable advance of $40,000 to DIMC for the cost of the potential sale of the San Ramon Retail Center and/or Orchard Supply Shopping Center.

     Investing Activities

         Investing activities used no cash for the three months ended March 31, 2003, as compared to $5,814 used during the same period in 2002. The investing activities for the three months ended March 31, 2002 consisted of capital improvements to the roof at the 710 Sansome Street Building. Expenditure of said funds was consistent with annual capital improvements incurred by Montgomery to enhance the value of its properties.

     Financing Activities

         Montgomery had no financing activities for the three months ended March 31, 2003, except for schedule repayments on existing debt.

     Equity in Real Estate

         Montgomery has net cash flow from its current activities, which it believes will continue on a long-term basis, providing sufficient cash to cover activities, other than new acquisitions or developments, while sheltering cash flow from income tax by reason of the net taxable loss that is generated by depreciation and amortization. While Montgomery is able to realize cash flow from refinancing of existing assets, Montgomery's principal methods for obtaining acquisition and development capital come from either additional financing activities, as discussed below, or the sale or exchange of existing real estate assets, so as to realize a cash or trade value from the equity generated by appreciation of real estate assets. Absent additional capital from financing activities or the sale or exchange of real estate assets, Montgomery may not have sufficient cash flow to fund expansions or acquisitions.

         Based upon independent appraisals performed between October 1998 and February 2002, Montgomery's properties had a combined value of approximately $26,820,000, as compared to the historical cost, net of depreciation of $7,847,907, with which such properties are reported in Montgomery's financial statements as of March 31, 2003. The related indebtedness secured by such properties totaled $12,612,703 as of March 31, 2003. The difference of $14,207,297 represents an important financial resource for Montgomery. Montgomery is able to draw upon from this important resource.

     Capital Requirements

         Montgomery plans to expand its asset base in the future. Expansion is currently focused upon the development, sale or exchange of the Eccles Project. Montgomery has no specific capital commitments at this time.

         Montgomery believes that diversification is the key to long-term real estate industry viability and success. Therefore, Montgomery plans to diversify its current portfolio with future acquisitions of income-producing real estate and/or real estate with development potential. Montgomery may seek the capital for such growth and diversification through a combination of asset sales or exchanges, refinancings through commercial loan sources, as well as through the sale of debt or equity securities.

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

         Dinesh Maniar, the majority stockholder of Montgomery (and its president and chairman of the board), has more than 28 years experience in real estate development. With such a background and the assistance of DIMC, Montgomery believes it is capable of developing the project once economic conditions again warrant such development.

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

     Other Sales

         Montgomery entered into an agreement, subject to certain contingencies, effective April 2, 2003, to sell its San Ramon Retail Center in San Ramon, California, to a qualified buyer for $1,891,625, payable in cash at closing. The San Ramon Retail Center consists of a 4,823 square-foot building situated on a ..21 acre parcel of land that is contiguous with Montgomery's Orchard Supply Shopping Center.

         Buyer has a 30-day period from the date of the contract to review the property conditions, including title matters, and 45 days from the date of the contract to obtain financing of $1,324,138. The property will be sold "as is." The buyer, a current tenant, is currently reviewing the property and plans to keep the property as an end user.

         DIMC, which is 100% owned by Dinesh Maniar, who also owns approximately 97.3% of Montgomery's common stock, is acting as broker for Montgomery and will be receiving a commission of 2% of the gross sales price. DIMC's role as broker and its commission amount were approved by Montgomery's board of directors at a special meeting, with Dinesh Maniar abstaining.

         Montgomery's management currently intends to structure the sale as a tax-free exchange under Internal Revenue Code ss. 1031. Montgomery has reserved the right to extend the closing for up to 60 days while Montgomery seeks a replacement property.

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


                            ITEM 5. OTHER INFORMATION

         None.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are included as part of this report at the location indicated:

              SEC
 Exhibit   Reference
  Number     Number        Title of Document                        Location
---------- --------- ----------------------------------------   ----------------

 Item 99                 Certifications
---------- --------- ----------------------------------------   ----------------
  99.01        99    Certification Pursuant to 18 U.S.C.           This filing
                     Section 1350, as  Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act
                     of 2002 (Chief Executive Officer)
  99.02        99    Certification Pursuant to 18 U.S.C.           This filing
                     Section 1350, as Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act
                     of 2002 (Chief Financial Officer)

         (b) Reports on Form 8-K. During the quarter ended March 31, 2003, Montgomery did not file any reports on Form 8-K.

                                    Signature

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MONTGOMERY REALTY GROUP, INC.
                                                 (Registrant)

Date: May 9, 2003                                By: /s/ Dinesh Maniar
                                                    ----------------------------
                                                     Dinesh Maniar, President
                                                     Principal Executive Officer

Date: May 9, 2003                                By: /s/ O. Lee Barnett
                                                    ----------------------------
                                                     O. Lee Barnett
                                                     Principal Financial Officer

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

Date: May 9, 2003

/s/ Dinesh Maniar
Dinesh Maniar
Principal Executive Officer

                                  CERTIFICATION

         I, O. Lee Barnett, certify that:

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

Date: May 9, 2003

/s/ O. Lee Barnett
O. Lee Barnett
Principal Financial Officer