Form 10QSB
period 2003-06-30
MONTGOMERY REALTY GROUP INC
filed 2003-08-15
CIK 1050835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                          Commission File No. 000-30724


                          MONTGOMERY REALTY GROUP, INC.
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   88-0377199
                        ---------------------------------
                        (IRS Employer Identification No.)

                        400 Oyster Point Blvd., Suite 415
                          South San Francisco, CA 94080
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (650) 266-8080
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2003, issuer had 16,500,000 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                          MONTGOMERY REALTY GROUP, INC.


                              INDEX TO FORM 10-QSB


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

             Balance Sheets as of June 30, 2003, and
               December 31, 2002............................................3
             Statements of Operations for the Six Months Ended
               June 30, 2003 and 2002.......................................4
             Statements of Operations for the Three Months Ended
               June 30, 2003 and 2002.......................................5
             Statements of Cash Flows for the Six Months Ended
               June 30, 2003, and 2002......................................6
             Notes to Financial Statements..................................7

Item 2.  Management's Discussion and Analysis or Plan of Operations.........8

Item 3.  Controls and Procedures...........................................19

                      PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...............20

Item 6.  Exhibits and Reports on Form 8-K..................................20

Signatures.................................................................21


                         PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS



MONTGOMERY REALTY GROUP, INC.

BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002 (Unaudited)
-----------------------------------------------------------------------------------------------------------------------

                                                                                          June 30,        December 31,
                                                                                            2003              2002
                                                                                        ------------      ------------
ASSETS

PROPERTY:
  Land                                                                                  $  2,614,000      $  2,614,000
  Building                                                                                 3,979,059         3,979,059
  Improvements                                                                             3,093,822         3,093,822
                                                                                        ------------      ------------

           Total                                                                           9,686,881         9,686,881

  Less accumulated depreciation                                                           (2,751,265)       (2,661,760)
                                                                                        ------------      ------------

           Property, net                                                                   6,935,616         7,025,121

ASSETS HELD FOR SALE - DISCONTINUED OPERATIONS                                               912,947           929,578

CASH                                                                                         327,587           386,565

TENANT RECEIVABLES                                                                             6,424             6,872

PREPAID EXPENSES AND OTHER ASSETS                                                            201,106           145,093

DEFERRED LOAN COSTS                                                                           73,236           101,759

DEFERRED TAX ASSET                                                                         1,704,035         1,679,091
                                                                                        ------------      ------------

TOTAL ASSETS                                                                            $ 10,160,951      $ 10,274,079
                                                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Notes payable                                                                         $ 11,768,377      $ 11,890,160
  Accounts payable                                                                            18,105            31,303
  Accrued interest                                                                            65,144            61,984
  Note payable held for sale - discontinued operations                                       789,413           792,671
  Security deposits and prepaid rent                                                          95,387            25,546
                                                                                        ------------      ------------
TOTAL LIABILITIES                                                                         12,736,426        12,801,664
                                                                                        ------------      ------------
STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value; authorized 80,000,000 shares;
    issued and outstanding, 16,500,000 shares at June 30, 2003 and,
    December 31, 2002                                                                         16,500            16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares; no
    shares issued and outstanding at June 30, 2003 and December 31, 2002                           -                 -
  Additional capital                                                                       1,692,742         1,692,742
  Accumulated deficit                                                                     (4,284,717)       (4,236,827)
                                                                                        ------------      ------------
TOTAL STOCKHOLDERS' DEFICIT                                                               (2,575,475)       (2,527,585)
                                                                                        ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $ 10,160,951      $ 10,274,079
                                                                                        ============      ============

See notes to the financial statements.                                                                                  3

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                              2003               2002
                                                                                           ------------       -----------
REVENUES:
  Rent                                                                                     $    693,871       $   690,924
  Other                                                                                               -               534
                                                                                           ------------       -----------
           Total revenues                                                                       693,871           691,458
                                                                                           ------------       -----------
EXPENSES:
  Real estate taxes                                                                             115,089           114,127
  Utilities                                                                                       6,004             6,460
  Repairs and maintenance                                                                         1,664             1,102
  General building                                                                               12,928             6,879
  Administration                                                                                 59,401            28,896
  Insurance                                                                                       8,527             5,254
  Management fee                                                                                 56,466            56,466
  Depreciation                                                                                   98,937            98,754
  Amortization                                                                                   29,371            31,642
                                                                                           ------------       -----------
           Total expenses                                                                       388,387           349,580
                                                                                           ------------       -----------
INCOME BEFORE INTEREST EXPENSE INCOME TAXES
  AND DISCONTINUED OPERATIONS                                                                   305,484           341,878

INTEREST EXPENSE, NET                                                                          (392,303)         (408,374)
                                                                                           ------------       -----------

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                                            (86,819)          (66,496)

INCOME TAX BENEFIT                                                                               30,119            26,782
                                                                                           ------------       -----------
LOSS FROM CONTINUING OPERATIONS                                                                 (56,700)          (39,714)

DISCONTINUED OPERATIONS:

   Income from discontinued operations, net of tax effect of $5,174
      and $5,687, respectively                                                                    8,810             9,683
                                                                                           ------------       -----------

NET LOSS                                                                                   $    (47,890)      $   (30,031)
                                                                                           ============       ===========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                               $     (0.003)      $    (0.002)
                                                                                           ============       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                          16,500,000        16,500,000
                                                                                           ============       ===========


See notes to the financial statements.                                                                                   4

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003 AND 2002 (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                                2003              2002
                                                                                             ----------        ----------
REVENUES:
  Rent                                                                                       $  347,161        $  347,774
  Other                                                                                               -               283
                                                                                             ----------        ----------
           Total revenues                                                                       347,161           348,057
                                                                                             ----------        ----------

EXPENSES:
  Real estate taxes                                                                              57,544            57,064
  Utilities                                                                                       3,429             2,899
  Repairs and maintenance                                                                         1,379               666
  General building                                                                                6,607             4,126
  Administration                                                                                 43,260            15,487
  Insurance                                                                                       4,263             2,627
  Management fee                                                                                 28,233            28,233
  Depreciation                                                                                   49,468            49,468
  Amortization                                                                                   14,686            14,686
                                                                                             ----------        ----------
           Total expenses                                                                       208,869           175,256
                                                                                             ----------        ----------
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES AND DISCONTINUED OPERATIONS                                                      138,292           172,801

INTEREST EXPENSE, NET                                                                          (196,635)         (202,776)
                                                                                             ----------        ----------
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                                            (58,343)          (29,975)

INCOME TAX BENEFIT                                                                               20,156            12,729
                                                                                             ----------        ----------
LOSS FROM CONTINUING OPERATIONS                                                                 (38,187)          (17,247)

DISCONTINUED OPERATIONS:

   Income from discontinued operations, net of tax effect of $2,344
      and $2,181, respectively                                                                    3,990             3,714
                                                                                             ----------        ----------

NET LOSS                                                                                     $  (34,197)       $  (13,533)
                                                                                             ==========        ==========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                                 $   (0.002)       $   (0.001)
                                                                                             ==========        ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                          16,500,000        16,500,000
                                                                                             ==========        ==========


See notes to the financial statements.                                                                                  5

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                  2003               2002
                                                                                             ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                   $    (47,890)       $   (30,031)
  Depreciation and amortization                                                                   133,605            135,694
  Deferred rent receivable                                                                          1,054                (22)
  Deferred taxes                                                                                  (24,944)           (21,096)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Tenant receivables                                                                                448             17,756
    Prepaid expenses and other assets                                                             (56,013)               205
    Accounts payable                                                                              (13,198)            (6,446)
    Accrued interest                                                                                3,136             (1,083)
    Security deposits and prepaid rent                                                             69,841                  -
                                                                                             ------------        -----------

           Net cash provided by operating activities                                               66,039             94,977
                                                                                             ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property                                                                                 -             (7,304)
                                                                                             ------------        -----------
           Net cash used in investing activities                                                        -             (7,304)
                                                                                             ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                                               -          2,500,000
  Payment of loan costs                                                                                 -            (67,258)
  Payments on notes payable                                                                      (125,017)        (2,137,179)
                                                                                             ------------        -----------

           Net cash provided by (used in) financing activities                                   (125,017)           295,563
                                                                                             ------------        -----------
INCREASE (DECREASED) IN CASH                                                                      (58,978)           383,236

CASH, BEGINNING OF PERIOD                                                                         386,565             81,328
                                                                                             ------------        -----------
CASH, END OF PERIOD                                                                          $    327,587        $   464,564
                                                                                             ============        ===========


See notes to the financial statements.                                                                                     6

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

2.       TRANSACTIONS WITH AFFILIATE

         Property management fees of $60,000 were paid to an affiliate of the majority stockholder for the six months ended June 30, 2003 and 2002.

         Subsequent to June 30, 2003, new and amended agreements were initiated with an affiliate of the majority stockholder, see Note 4 for details.

3.       BASIC AND DILUTED LOSS PER SHARE OF BENEFICIAL INTEREST

         Basic and diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding of 16,500,000 for the six months ended June 30, 2003 and 2002. Common stock shares from options granted were not included in the calculation of diluted loss per share because they were antidilutive for the six months ended June 30, 2002. There were no outstanding options for the six months ended June 30, 2002.

4.       SUBSEQUENT EVENTS

         Montgomery Realty Group, Inc. sold its San Ramon Retail Center in San Ramon, California, for $1,891,625, all cash, on July 25, 2003. The San Ramon Retail Center consists of a 4,823 square foot building situated on 0.21 acres of land and is contiguous with Montgomery's Orchard Supply Shopping Center. The sale resulted in net proceeds to Montgomery of $1,038,636, after payment of the existing mortgages (together with accrued interest) in the amount of $789,387 and payment of other sales expenses such as transfer taxes, escrow fees and related matters. As a result of the sale, Montgomery will recognize a gain of approximately $978,000 in the third quarter of 2003 and will reduce its retained deficit by this amount, net of the tax effect. An affiliate of Montgomery was contracted to be the broker for the transaction and received a commission of 2% of the gross sales price.

         The net proceeds were paid to an unrelated exchange accommodator as defined in regulations promulgated under Internal Revenue Code Section 1031. The net sale proceeds were held by the exchange accommodator and used to acquire the Front Street property (the "Front Street Office Building") from Mr. Dinesh Maniar, the president and majority stockholder of Montgomery, for $4,485,000, plus closing costs, of which $3,400,000 is in the form of debt to which the property is subject, with the balance paid in cash.

         The Front Street Office Building consists of approximately 17,176 net rentable square feet. The Front Street Office Building was erected in 1927 and consists of approximately 0.14 acres of land.

         Montgomery and an affiliate have entered into a further contract regarding the Front Street Office Building whereby Montgomery is paying the affiliate various sums, aggregating approximately $50,000, to obtain architectural plans and drawings. Montgomery is also paying the affiliate for its services on behalf of Montgomery related to the renovation and refurbishing of the property, including, but not limited to, obtaining building permits, construction financing, construction bidding and supervision. The affiliate is charging hourly rates that vary from $225 per hour to $75 per hour.

         In addition, following the purchase of the Front Street Office Building by Montgomery on July 30, 2003, the current property management agreement with the affiliate was amended to include the Front Street property. However, the total management fee of $10,000 per month will remain the same until reviewed by the board of directors.



        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information May Prove Inaccurate

         This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "could," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend" and similar words and expressions. Statements that describe future strategic plans, goals or objectives of the Company are also forward-looking statements. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

         Basis of Presentation of Financial Information

         Montgomery accounts for its real estate assets using the historical cost method consistent with generally accepted accounting principles. Since Montgomery acquired all of its real estate assets from its principal stockholder, Dinesh Maniar, in a "reverse acquisition," the historical cost as shown on the financial statements is Mr. Maniar's original purchase cost, which in some instances may be quite dated. For example, the historical cost of the Eccles Project is $539,500 dating back to 1980. The appraised value of the Eccles Project as of February 2002 was $12,370,000. While the Eccles Project is the most extreme example of such a disparity between historical cost and appraised value, other disparities are identified under Capital Requirements below.

Results of Operations

         Six Months Ended June 30, 2003 and June 30, 2002

         Montgomery's total continuing revenues increased from $691,458 for the period ended June 30, 2002, to $693,871 for the period ended June 30, 2003, or 0.4%. This increase is due primarily to annual increase in base rents from two tenants at the San Ramon Shopping Center property.

         As of June 30, 2003, with the exception of the Eccles Project, all of Montgomery's properties are 100% leased under lease terms extending beyond the end of 2003, so that no rent reductions due to vacancies are expected for the balance of the year nor are significant rent increases likely, absent early termination of an existing lease and a releasing. Revenues will vary slightly due to changes in the amount of expenses reimbursable under net leases and changes in base rents that are keyed to the Consumer Price Index.

         As a result of the sale of the San Ramon Retail Center, as discussed below, Montgomery's revenue will be decreased by $12,574 per month; however, upon repayment of the promissory note of approximately $784,000 secured by the property, Montgomery will no longer be required to make payments on the promissory note of $6,495 per month. In addition, revenues will be affected by the acquisition of the Front Street Office Building, which currently has one tenant, Schroeders' Restaurant, under a 10-year lease and is expected to be renovated, as discussed below.

         Total continuing operating expenses increased from $349,580 for the period ended June 30, 2002, to $388,387 for the six months ended June 30, 2003, or 11.1%, which is primarily the result of the honorarium discussed below.

         Net continuing interest expense decreased from $408,374 for the six months ended June 30, 2002, to $392,303 for the six months ended June 30, 2003, or 3.9%. This decrease is due to a lower interest rate on the prime-based loan that encumbered the Eccles Project.

         Discontinued operations represent the net results of the San Ramon Retail Center for the six months ended June 30, 2003 and 2002.

         Montgomery's net loss for the six months ended June 30, 2003, was $47,890, a 59.5% increase from the net loss of $30,031 for the six months ended June 30, 2002. The increase in net loss is principally attributable to the increase in administration expense, which was due to a one-time honorarium payment of $25,000 to the board of directors in connection with its special work imposed by the sale of the San Ramon Shopping Center and the acquisition of the Front Street Office Building.

         Three Months Ended June 30, 2003 and June 30, 2002

         Montgomery's total continuing revenue decreased from $348,057 for the three months ended June 30, 2002, to $347,161 for the three months ended June 30, 2003, or 0.3%. This decrease was due primarily to a prior year increase in base rent of a tenant in the San Ramon Shopping Center that was paid in the second quarter of 2002.

         Montgomery's administrative expenses increased from $15,487 for the three months ended June 30, 2002, to $43,260 for the three months ended June 30, 2003, or 179.3%, primarily due to the special one-time honorarium payment to the board of directors of $25,000, which is 90% of the increase.

         With the exception of the Eccles Project and portions of the Front Street Office Building, all of Montgomery's properties are 100% leased under lease terms extending beyond the end of 2003, so that no rent reductions due to vacancies are expected for the balance of the year nor are significant rent increases likely, absent early termination of an existing lease and a releasing and/or the renovation of the Front Street Office Building. The Orchard Supply Lease rent is fixed, the Keker & Van Nest rent is fixed until the option exercise date of June 2004, while the Schroeders' lease of the Front Street Office Building does provide for annual rent increases up to a maximum of $144,000. All of the other existing leases revenues have slight increases each year based upon increases in the Consumer Price Index.

         Total continuing operating expenses for the three months ended June 30, 2003, increased from $175,256 at June 30, 2002, to $208,869 at June 30, 2003, or
19.2%, primarily due to the escalation of administrative expenses.

         General management fees remained constant at $10,000 per month, as discussed above. However, with the acquisition of the Front Street Office Building, Montgomery is entering into a new management agreement, portions of which provide for the payment to Diversified Investment & Management Corporation, or DIMC, of its costs for its entitlements, together with fees for assistance with the development and renovation.

         Net continuing interest expense decreased from $202,776 for the three-month period ended June 30, 2002, to $196,635 for the three-month period ended June 30, 2003, or 3.0%. This decrease is due to lower interest rates on the Eccles project loan.

         As noted above, income from discontinued operations for the three months ended June 30, 2003 and 2002, represent the net operations of the San Ramon Retail Center.

         Montgomery's net loss for the three months ended June 30, 2003, was $34,197, a 152.7% increase from the net loss of $13,532 reported for the three months ended June 30, 2002. The increase in net loss is principally attributable to three factors:

         o        increase in general building by approximately $2,481;

         o increase in administration expense by approximately $27,773 by reason of the special one-time Honorarium payment discussed above; and

         o        increase in insurance expense by approximately $1,636.

These three items account for $31,890, or 154.32% of the change in net income.

Liquidity and Capital Resources

         Montgomery has met its requirements for liquidity and capital resources principally from cash provided by operations and by refinancing and realization of equity.

         Montgomery's liquidity consists of cash on hand at June 30, 2003, of $327,587. The sale of the San Ramon Retail Center increased Montgomery's cash position by the $1,038,295 in sale proceeds, while the cash position then decreased by $1,092,215 paid for the purchase of the Front Street Office Building (which sum consists of $1,085,000 paid to the seller and $7,215 in closing costs). The net effect of the exchange resulted in a net decrease in cash of $53,920.

         Operating activities provided $66,039 in net cash for the six months ended June 30, 2003, as compared with $94,977 during the same period in the preceding fiscal year.

         The Front Street Office Building has current rental income of approximately $132,000 per year.

         Interest and principal payments on the mortgages that encumber the Front Street Office Building total approximately $221,933 (based upon annualization of the July 2003 mortgage payments.) The debt expense may increase as the first mortgage of $2,800,000 is at a variable interest rate and is currently only 5% per annum. Additionally, the $600,000 second mortgage will mature on December 1, 2003, and management has not yet made arrangements to refinance said sum.

         Operating expenses are minimal, as the tenant is required to pay for its own utilities and related matters, and with the absence of other tenants, the common area expenses are currently low at approximately $5,560 per annum, although this number could change.

         Total expenses currently paid by Montgomery for the Front Street Office Building are approximately $227,493, such that the net use of cash in the amount of $95,493 per year (or $7, 958 per month) is the short-term result.

         However, Montgomery is no longer paying the mortgage debt on the San Ramon Retail Center, which was $77,936 per annum, or $6,495 per month (that mortgage was up for a rate change effective August 1, 2003, and the debt expense is based upon the historical mortgage expenses under the loan as paid during the prior three-year period at a fixed rate of 9.03%).

         The net change in mortgage expense is therefore an increase of $143,997, or $11,999 per month.

         Consequently, the net effect of sale of the San Ramon Retail Center and the acquisition of the Front Street Office Building is a net decrease in annual cash flow of approximately $128,000, so that instead of Montgomery having a positive cash flow of approximately $132,000 per annum (annualizing the net cash flow from operations for the six months ended June 30, 2003), such that Montgomery now has a positive net cash flow of $4,000 or $330 per month.

         As discussed in the section on Front Street Office Building Development below, Montgomery is planning to renovate the Front Street Office Building. Building permits are likely to issue within 30 to 90 days, whereupon Montgomery will be able to finalize a construction loan to take out the existing mortgage debt and provide an interest reserve, so that no interest expense is paid during the construction period (as is standard in most commercial construction loans).

         However, at this time, Montgomery does not have a commitment for a construction loan, nor have building permits been issued. Therefore, there are a number of risk factors that can affect Montgomery's long-term liquidity, especially in view of Montgomery's plan to terminate its current mortgage loan expenses as they relate to the Front Street Office Building.

Operating Activities

         Operating activities for the six months ended June 30, 2003, provided net cash of $66,039, compared to net cash of $94,977 provided by operating activities for the six months ended June 30, 2002, a decrease of 30.5%.

         Cash at June 30, 2003, decreased to $327,587 from the balance on December 31, 2002, of $386,565, a decrease of 15.3%. This decrease is primarily attributable to the payment of the refundable prepaid commission fee of $40,000 to DIMC for the sale of the San Ramon Retail Center and the special one-time honorarium payment to the board of directors of $25,000 as discussed earlier.

Investing Activities

         Montgomery's investing activities used no cash for the period ended June 30, 2003, as compared to $7,304 for the same period in 2002. The investing activities for the six months ended June 30, 2002, consisted of capital improvements at the 710 Sansome Street building.

Financing Activities

         Montgomery had no financing activities for the six months ended June 30, 2003, except for scheduled repayments on existing debt.

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

Capital Requirements

         Based upon independent appraisals performed between October 1998 and July 2003, Montgomery's properties had a combined value of approximately $26,820,000 at June 30, 2003, as compared to the historical cost, net of depreciation of $7,796,373, at which such properties are reported in Montgomery's financial statements as of June 30, 2003. The related indebtedness secured by such properties totaled $12,551,849 as of June 30, 2003.

         However, as a result of the exchange in July 2003, the cumulative effect on assets and fair market values, based on independent third-party evaluations obtained by Montgomery by qualified independent appraisers as shown in Footnote 2 to the audited financial statements of Montgomery's 10-KSB for the year ended December 31, 2002 (with the exception of the Front Street Office Building, which is shown at the purchase price for all purposes), is shown as follows:

                                      Historical Cost (Net)  Fair Market Values
                                      ---------------------  ------------------
    Assets:

    Keker & Van Nest Building:           $  4,593,808          $  6,750,000
    Orchard Supply Shopping Center          4,185,104             6,500,000
    Eccles Project                            539,500            12,370,000
    Front Street Office Building.           4,485,000             4,485,000
                                         ------------          ------------
             TOTAL                       $ 13,802,692          $ 30,105,000
                                         ============          ============

Therefore, Montgomery's properties had a combined fair market value of approximately $30,105,000 at July 31, 2003, as compared to the historical cost, net of depreciation of $11,420,616, at which such properties will be reported in Montgomery's financial statements in future periods. The aggregate indebtedness of Montgomery's properties totaled $15,168,377 as of July 31, 2003. The difference of $14,936,623 represents an important financial resource for Montgomery.

         Montgomery's plans to expand its asset base have been realized in part with its sale of the San Ramon Shopping Center and the acquisition of the Front Street Office Building. The net proceeds from the sale of the San Ramon Retail Center were $1,038,635. Those proceeds were used by Montgomery to expand its asset base and provide for both increased net worth and the potential for increased cash flow and increased appreciation on a larger asset base. Montgomery continues to seek expansion of its asset base. Although immediate plans for expansion are focused upon the renovation of the Front Street Office Building and bringing its value up to approximately $6,500,000, Montgomery believes that the successful renovation, lease up and refinancing of the Front Street Office Building will help Montgomery establish a successful track record as a real estate development company. While long-term expansion remains focused upon the development, sale or exchange of the Eccles Project, Montgomery has no specific development or other plans as to that property at this time.

         Montgomery believes that diversification is the key to long-term real estate industry viability and success. Therefore, Montgomery plans to continue to diversify its current portfolio with future acquisitions of income-producing real estate and/or real estate with development potential. Montgomery may seek the capital for such growth and diversification through a combination of asset sales or exchanges, refinancings through commercial loan sources, as well as through the sale of debt or equity securities.

Cumulative Effects on Montgomery's Earnings of the Exchange

         The San Ramon Shopping Center generated net operating income of approximately $40,000 per annum in recent years, before depreciation and amortization. The Front Street Office Building has current annual debt expense of $221,800, while the income from Schroeders' Restaurant is approximately $132,000 per annum, so that without a renovation, the Front Street Office Building would likely generate a net operating loss (before depreciation and amortization) of $89,800 per annum. However, after the renovation of the Front Street Office Building as discussed below, Montgomery's net cash flow on the property should increase to approximately $105,000 per annum.

Exchange of San Ramon Retail Center for the Front Street Office Building

         On July 25, 2003, Montgomery closed the sale of its San Ramon Retail Center in San Ramon, California, to an unrelated party in an arm's-length transaction for $1,891,625 in cash. The San Ramon Retail Center consists of a 4,823 square foot building situated on 0.21 acres of land and is contiguous with Montgomery's Orchard Supply Shopping Center. The sale resulted in net proceeds to Montgomery of $1,038,636, after payment of $789,387 for principal and interest due on existing mortgages and other sales and closing expenses. The net proceeds were paid to an unrelated exchange accommodator to be held and used to acquire a new property for Montgomery in transactions intended to meet the requirements of Internal Revenue Code Section 1031, which sets forth the conditions that must be met in order for two parties to exchange like-kind real property without triggering taxation of the amount by which the value of the consideration received exceeds the tax basis of the property transferred.

         The buyer, which is owned by the former tenant at the property, has advised Montgomery that the buyer intends to continue to operate its business at the property and thus qualifies as an end-user purchaser under Section 1031. The buyer and its affiliate have no contractual obligation to Montgomery to continue in business for such period, and Montgomery cannot assure that the buyer will do so. The buyer must hold the property as an end-user purchaser for at least two years after the transaction in order for Montgomery's sale to qualify for treatment under Section 1031.

         On July 16, 2003, Montgomery's board of directors elected to proceed with the sale prior to any extension date Montgomery was otherwise entitled to under its contract with the buyer in order to enable the buyer to complete its acquisition loan before expiration of the loan commitment.

         The board also reviewed the options for an exchange property for purposes of qualifying the transaction under Section 1031 and determined that, given the current economic conditions in the San Francisco Bay area, it was in the best interests of Montgomery to acquire from Dinesh Maniar, the president and 97.3% stockholder of Montgomery, an office building commonly known as the Front Street Office Building in the heart of downtown San Francisco at 234-240 Front Street.

         The Front Street Office Building was erected in 1927 and contains approximately 17,176 net rentable square feet on approximately 0.14 acres of land. The ground floor and basement of the Front Street Office Building has been occupied for over 40 years by a single tenant, Schroeders' Restaurant.

         The Front Street Office Building was appraised on July 9, 2002, at a stabilized value of $4,380,000 and with an as-is price of $4,030,000.

         Montgomery purchased the Front Street Office Building from Mr. Maniar at his capitalized cost of $4,533,346, consisting of the $4,030,000 purchase price Mr. Maniar paid to an unaffiliated party in an arm's-length transaction on September 18, 2002; $56,346 in closing costs; and $447,000 in fees for architects and related capitalized carrying costs. The architectural fees were incurred to develop plans to renovate the office space and basement and expand the effective space for Schroeders' Restaurant, while at the same time providing a wine tasting room at the front of the building for another of Mr. Maniar's ventures, Diamond Oaks Vineyards. The renovation plans were included with the purchase. Montgomery closed the purchase and exchange and took possession of the Front Street Office Building on July 30, 2003.

         The board of directors agreed to acquire the property subject to the existing loans of approximately $3,400,000 and use the net cash proceeds from the San Ramon Shopping Center sale of approximately $1,038,638 to finance the purchase.

         The purchase of the Front Street Office Building was unanimously approved by the board of directors of Montgomery, with Mr. Maniar abstaining. In approving the transaction, the board of directors considered in particular the cost per square foot price of the Front Street Office Building as compared to comparable properties; the proposal from affiliates of Mr. Maniar to lease the top floor and a portion of the expanded basement for an aggregate of $16,000 per month; the Schroeders' Restaurant lease, which pays over $11,000 per month; and the potential for market appreciation.

         Pursuant to the instructions of the board of directors, Montgomery has structured the foregoing transactions with the intent of satisfying the conditions of Section 1031, but is uncertain at this time the transaction will meet all of such conditions. Internal Revenue Code Sections 1031(f) and 1031(g) require that when a related party is involved in a tax-free exchange under Internal Revenue Code Section 1031, each of the parties must hold its exchange property for at least two years for the exchange to qualify as a tax-free transaction. Mr. Maniar is a related party because of his controlling stock ownership, and thus can assure that Montgomery will meet the two-year holding period requirement for the transaction to qualify as a tax-free exchange. However, Montgomery cannot assure that the buyer of Orchard Supply Shopping Center will hold the San Ramon Retail Center for two years.

         The directors were made aware of the risk that the transactions might not qualify as a tax-free exchange and quantified the adverse tax effects of the transaction if its tax-free nature were challenged. Based upon preliminary figures, the total gain on sale from the San Ramon Shopping Center was approximately $978,000, of which Montgomery had a federal net operating loss of approximately $1,077,000. Therefore any federal taxable gain would be fully offset by Montgomery's net operating loss carry forwards. California would also tax the sale, and since California did not allow net operating losses, the full gain of approximately $978,000 would be taxed. However, the California marginal rate is only about 10%, such that the California tax liability would at most be approximately $98,000. Nevada, the state of Montgomery's organization, does not impose an income tax on these transactions. However, as all such tax matters involve a high degree of uncertainty, additional investigations by outside accountants and tax attorneys are still ongoing. No decision needs to be made by Montgomery until its 2003 tax return is filed in March 2004.

Front Street Office Building Project

         Montgomery plans to renovate the Front Street Office Building property to increase leasable space to approximately 18,000 square feet above ground and another 5,000 square feet of basement space. Such renovation is based upon plans drawn by an outside architect that Montgomery purchased for $14,000. Montgomery, with the assistance of DIMC as its agent, is in the process of filing these plans with the San Francisco Planning Department to obtain building permits. If permits are issued as Montgomery expects, Montgomery will be able to renovate the top three floors into first class office space in downtown San Francisco.

         Montgomery is also seeking to reacquire certain transferable development rights, or TDRs, to erect office buildings in downtown San Francisco in excess of that otherwise permitted by the City's Master Plan. TDRs were commonly purchased and sold in San Francisco in the 1980s, when a great deal of construction was going on, and developers that wished to erect large buildings were forced to acquire from others the seller's TDRs, so that the initial development space could be expanded. Owners with no intent to expand often sold their TDRs to good economic advantage. The TDRs associated with the Front Street Office Building were sold; however, local counsel has indicated that the TDRs may be recaptured, subject to payment of a fair market price, so that the current building can be expanded, providing even more space for offices and/or other amenities.

         Montgomery currently estimates that renovation pursuant to the plans to be filed with the City of San Francisco Planning Department would entail a construction cost of approximately $2,000,000. With the assistance of DIMC, Montgomery has begun to look for a construction lender; however, until permits are actually issued, it is unlikely that a commitment will be made to Montgomery. Additionally, given Montgomery's lack of history in real estate development and the successful record of Montgomery's president, Mr. Dinesh Maniar, any construction lender may well require that Mr. Maniar personally guarantee the construction loan. No assurance that Mr. Maniar will do so can be made.

         A decision to go forward with such a renovation would subject Montgomery to a number of risks that could keep Montgomery from realizing any economic benefit from such a renovation, including:

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

         There can be no assurance that any property will be sufficiently occupied at rents sufficient to ensure sustained operations or allow adequate cash flows to Montgomery to secure take out financing to pay off the construction loan. The success of Montgomery and any of Montgomery's investments will depend upon factors that may be beyond the control of Montgomery, Montgomery's directors, or any of its officers, and cannot be predicted at this time.

         Montgomery's development of the Front Street Project will be subject to construction and development risks. In the event Montgomery undertakes development of the Front Street Project or any other property, such construction and development activities will expose Montgomery to certain risks such as cost overruns, carrying costs, availability and costs of materials and labor, weather conditions and government regulation. Additionally, Montgomery will incur costs in connection with the design and implementation of any development and costs in connection with performing certain oversight and review functions, including costs for reviewing construction design proposals, negotiation and contracting for feasibility studies and supervising compliance with local, state and federal laws and regulations.

         The renovated building is pre-leased in part. Schroeders' Restaurant has orally agreed to restructure its leasehold premises to take a remodeled basement that will provide more effective storage space for Schroeders', while at the same time leaving the portion of the basement facing the entry and street available for a lease to Diamond Oaks Vineyard as a wine tasting room, at a rent of $72,000 per annum as set forth in the Purchase and Sale Agreement. Also, DIMC has agreed to lease the renovated top floor of the Front Street Office Building for $120,000 per annum as set forth in the Purchase and Sale Agreement. The renovation will leave two floors vacant, with each floor having approximately 5,000 square feet of leasable space. Current San Francisco rents vary from a low of $25 per square foot per year to a high of $60 per square foot per year. Montgomery anticipates that it will be able to lease the space for approximately $30 to $40 per square foot per year. See discussion of Liquidity and Capital Resources above.

         While Montgomery currently anticipates being able to lease the remaining office space in the Front Street Office Building, consisting of approximately 10,000 square feet, and while it is currently anticipated that the lease rate will be approximately $30 to $40 per square foot per year, such that post-renovation lease income would be increased by up to $300,000 to $400,000 over and above the Schroeders' lease income and the pre-leased space, no assurance can be given that such additional rents will materialize, nor can any assurance be given as to the length of time acquired to lease the property, the costs for leasing commissions, or similar matters.

         The San Francisco commercial lease market is very volatile, having seen some of the highest prices for office space in the United States during the height of the "dot-com boom" quickly to be followed by extremely low rental rates following the downturn in the stock market in 2001, with rental rates falling as much as 75%. Consequently, the actual rent will be determined by market conditions at the time the renovation is completed, which cannot be fully predicted. Further, demand for office space in downtown San Francisco may vary due to other factors beyond the control of Montgomery ranging from adverse economic conditions related to incidents such as the tragedy of the September 11, 2001 attack, to worldwide markets. San Francisco is a major port city, with much of its business dealing with Pacific Rim businesses. These are merely examples of the various conditions that could affect not only the rental rates, but the cost of lease up, the amount of time to lease the property, and ultimately whether or not a full lease does occur.

         Montgomery is currently negotiating a written contract with DIMC for DIMC to act as Montgomery's agent with respect to obtaining the building permits, obtaining other necessary permits and planning department approvals, obtaining TDRs, assisting in the construction bid process, and supervising and monitoring the construction. DIMC will also offer its services to assist Montgomery in obtaining a construction loan for the renovation and will act as a broker to assist Montgomery in leasing the building once all renovation is completed.

         In addition to the foregoing risks of development of the Front Street Office Building, there are further risks associated with the renovation of the building initially erected in 1927. While Montgomery believes the Front Street Office Building meets all material, current San Francisco City and County building code requirements, including requirements regarding earthquake structural integrity and related matters, any renovation of a building that is now 75 years old may result in the discovery of matters that are not apparent in the building's current condition. Accordingly, once alterations begin, certain matters that may impact compliance with the San Francisco City and County building codes or the structural integrity of the building may come to light. Montgomery will be required to incur the costs necessary to bring the building into compliance. Such additional costs and related delays, if any, could have a significant impact upon the renovation and economic feasibility of the renovation.

         Montgomery believes that the successful development of the Front Street Office Building will help establish a record of successful real estate development for Montgomery and wishes to employ DIMC because of its experience in real estate development, financing and leasing. Fees for DIMC personnel will vary from $225 to $75 per hour. Additionally, Montgomery has paid $14,000 for plans and will incur approximately another $500,000 in soft costs for additional professional services and carrying costs as part of the renovation. With a successful development in its history, Montgomery believes that it is more likely to obtain a good price for its Eccles Project and increase its chances of successful development of that site should the board of directors choose such a course of action.

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

     Other Transactions

         DIMC, which is 100% owned by Dinesh Maniar, who also owns approximately 97.3% of Montgomery's common stock, acted as broker for Montgomery and received a commission of 2% of the gross sales price. DIMC was not paid a commission for the purchase of the Front Street Office Building. DIMC's role as broker and its commission amount were approved by Montgomery's board of directors at a special meeting, with Dinesh Maniar abstaining.

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

                           PART II. OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of stockholders was held June 24, 2003. At that meeting, the stockholders reelected Dinesh Maniar, Keith A. Cannon, O. Lee Barnett, James M. Hanavan, and Arthur A. Torres as directors by a plurality as shown below:

              Director             For          Against       Abstain
         ------------------- -------------- ------------- ------------
         Dinesh Maniar         16,193,200          --            --
         Keith A. Cannon       16,193,200          --            --
         O. Lee Barnett        16,193,200          --            --
         James M. Hanavan      16,193,200          --            --
         Arthur A. Torres      16,193,200          --            --


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are included as part of this report at the location indicated:

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------
   Item 10                  Material Contracts
-------------------------------------------------------------------------------------------------------------------
    10.01            10     Amended Commercial Lease between Theodore Max Kniesche, Jr. and     To be filed by
                            Betty Ann Kniesche, individually and as trustees of the Kniesche    amendment
                            Family Irrevocable Trust (Landlord) and Stefan Filipcik (Tenant)
                            dated April 22, 1997

    10.02            10     Assignment and Assumption of Leases between Theodore Max            To be filed by
                            Kniesche, Jr. and Betty Ann Kniesche, individually and as           amendment
                            trustees of the Theodore Max, Jr. and Betty Ann Kniesche Living
                            Trust and Theodore Max Kniesche, III and Lisa Alma Lutz, as
                            trustees of the Kniesche Family Irrevocable Trust (Assignor) to
                            Hollywood Associates, LLC (Assignee) executed on May 22, 2000

   Item 31                  Rule 13a-14(a)/15d14(a) Certifications
-----------------------------------------------------------------------------------------------
    31.01            31     Certification of Chief Executive Officer Pursuant to Rule 13a-14    Attached

    31.02            31     Certification of Chief Financial Officer Pursuant to Rule 13a-14    Attached

   Item 32                  Section 1350 Certifications
-----------------------------------------------------------------------------------------------
    32.01            32     Certification of Chief Executive Officer Pursuant to 18 U.S.C.      Attached
                            Section 1350, as Adopted Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002

    32.02            32     Certification of Chief Financial Officer Pursuant to 18 U.S.C.      Attached
                            Section 1350, as Adopted Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K. During the quarter ended June 30, 2003, Montgomery filed the following report on Form 8-K:

       Date of Event Reported                    Item(s) Reported
       ----------------------       --------------------------------------------
           July 25, 2003            Item 2. Acquisition or Disposition of Assets



                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MONTGOMERY REALTY GROUP, INC.
                                              (Registrant)



Date: August 14, 2003                         By: /s/ Dinesh Maniar
                                                 -------------------------------
                                                  Dinesh Maniar, President
                                                  Principal Executive Officer



Date: August 14, 2003                         By: /s/ O. Lee Barnett
                                                  ------------------------------
                                                  O. Lee Barnett
                                                  Principal Financial Officer