Form 10QSB
period 2003-09-30
MONTGOMERY REALTY GROUP INC
filed 2003-11-19
CIK 1050835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                          Commission File No. 000-30724


                          MONTGOMERY REALTY GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ ] No [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2003, issuer had 16,500,000 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format: Yes [ ] No |X|

                          MONTGOMERY REALTY GROUP, INC.

                              INDEX TO FORM 10-QSB

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of September 30, 2003, and
           December 31, 2002 (unaudited).....................................3
         Statements of Operations for the Nine Months Ended
           September 30, 2003 and 2002 (unaudited)...........................4
         Statements of Operations for the Three Months Ended
          September 30, 2003 and 2002 (unaudited)............................5
         Statements of Cash Flows for the Nine Months Ended
           September 30, 2003 and 2002 (unaudited)...........................6
         Notes to Financial Statements.......................................7

Item 2.  Management's Discussion and Analysis or Plan of Operations..........9

Item 3.  Controls and Procedures............................................23

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................24

Signatures    ..............................................................25

                                         PART I--FINANCIAL INFORMATION
                                          ITEM 1. FINANCIAL STATEMENTS


MONTGOMERY REALTY GROUP, INC.

BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 (Unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                                        September 30,        December 31,
                                                                                             2003               2002
ASSETS

PROPERTY:
  Land                                                                                  $  5,644,000        $  2,614,000
  Building                                                                                 5,434,059           3,979,059
  Improvements                                                                             3,093,822           3,093,822
                                                                                        ------------        ------------
           Total                                                                          14,171,881           9,686,881

  Less accumulated depreciation                                                           (2,804,004)         (2,661,760)
                                                                                        ------------        ------------

           Property, net                                                                  11,367,877           7,025,121

ASSETS HELD FOR SALE--DISCONTINUED OPERATIONS                                                      -             929,578

CASH                                                                                          57,916             386,565

TENANT RECEIVABLES                                                                            49,733               6,872

PREPAID EXPENSES AND OTHER ASSETS                                                            299,160             145,093

DEFERRED LOAN COSTS, NET                                                                      82,486             101,759

DEFERRED TAX ASSET                                                                         1,352,770           1,679,091

TOTAL ASSETS                                                                            $ 13,209,942        $ 10,274,079
                                                                                        ============        ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Notes payable                                                                         $ 15,117,397        $ 11,890,160
  Accounts payable                                                                            29,437              31,303
  Accrued interest                                                                            71,128              61,984
  Note payable held for sale-discontinued operations                                               -             792,671
  Security deposits and prepaid rent                                                          49,539              25,546
                                                                                        ------------        ------------

TOTAL LIABILITIES                                                                         15,267,501          12,801,664
                                                                                        ------------        ------------

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value; authorized 80,000,000 shares;
    issued and outstanding, 16,500,000 shares at September 30, 2003
    and December 31, 2002                                                                     16,500              16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares; no shares issued and outstanding at September 30, 2003 and
    December 31, 2002                                                                              -                   -
  Additional capital                                                                       1,692,742           1,692,742
  Accumulated deficit                                                                     (3,766,801)         (4,236,827)
                                                                                        ------------        ------------
TOTAL STOCKHOLDERS' DEFICIT                                                               (2,057,559)         (2,527,585)
                                                                                        ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $ 13,209,942        $ 10,274,079
                                                                                        ============        ============

See notes to the financial statements.

                                                               2

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (Unaudited)
------------------------------------------------------------------------------------------------------------------------
                                                                                            2003               2002
REVENUES:
  Rent                                                                                 $   1,072,655       $   1,035,267
  Other                                                                                           -                1,334
                                                                                       -------------       -------------
           Total revenues                                                                  1,072,655           1,036,601
                                                                                       -------------       -------------
EXPENSES:
  Real estate taxes                                                                          183,012             171,672
  Utilities                                                                                    9,370               9,428
  Repairs and maintenance                                                                      2,334               1,780
  General building                                                                            16,823              10,213
  Administration                                                                              74,716              50,282
  Insurance                                                                                   17,729               7,880
  Management fee                                                                              84,699              84,699
  Depreciation                                                                               151,124             148,222
  Amortization                                                                                43,633              46,328
                                                                                       -------------       -------------
           Total expenses                                                                    583,440             530,503
                                                                                       -------------       -------------
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES AND DISCONTINUED OPERATIONS                                                   489,215             506,097

INTEREST EXPENSE, NET                                                                       (599,874)           (612,602)
                                                                                       -------------       -------------

LOSS BEFORE INCOME TAXES AND
DISCONTINUED OPERATIONS                                                                     (110,659)           (106,504)

INCOME TAX BENEFIT                                                                            36,151              39,773
                                                                                       -------------       -------------

LOSS FROM CONTINUING OPERATIONS                                                              (74,508)            (66,731)

DISCONTINUED OPERATIONS:

   Income from discontinued operations, net of tax provision of $4,076                         6,941              13,841
      and $8,129, respectively

   Gain on Sale of Property (net of tax provision of $358,396)                               537,593                   -
                                                                                       -------------       -------------

NET INCOME (LOSS)                                                                      $     470,026       $     (52,890)
                                                                                       =============       =============

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED                                                                      $       0.028       $      (0.003)
                                                                                       =============       =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                       16,500,000          16,500,000
                                                                                       =============       =============

See notes to the financial statements.

                                                               3

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                           2003                2002
REVENUES:
  Rent                                                                                 $     378,784       $     344,343
  Other                                                                                            -                 800
                                                                                       -------------       -------------
           Total revenues                                                                   378,784              345,143
                                                                                       -------------       -------------

EXPENSES:
  Real estate taxes                                                                           67,923              57,544
  Utilities                                                                                    3,366               2,968
  Repairs and maintenance                                                                        670                 677
  General building                                                                             3,895               3,334
  Administration                                                                              15,315              21,386
  Insurance                                                                                    9,202               2,627
  Management fee                                                                              28,233              28,233
  Depreciation                                                                                52,187              49,468
  Amortization                                                                                14,262              14,686
                                                                                       -------------       -------------
           Total expenses                                                                    195,053             180,923
                                                                                       -------------       -------------

INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES AND DISCONTINUED OPERATIONS                                                   183,731             164,219

INTEREST EXPENSE, NET                                                                       (207,571)           (204,227)
                                                                                       -------------       -------------

LOSS BEFORE INCOME TAXES AND
DISCONTINUED OPERATIONS                                                                      (23,840)            (40,008)

INCOME TAX BENEFIT                                                                             6,032              12,990
                                                                                       -------------       -------------

LOSS FROM CONTINUING OPERATIONS                                                              (17,808)            (27,018)

DISCONTINUED OPERATIONS:
   Income from discontinued operations, net of tax provision of ($1,099)                      (1,869)              4,158
      and $2,344, respectively

   Gain on Sale of Property (net tax provision of $358,396)                                  537,593                   -
                                                                                       -------------       -------------

NET INCOME (LOSS)                                                                      $     517,916       $     (22,859)
                                                                                       =============       =============

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED                                                                      $       0.031       $      (0.001)
                                                                                       =============       =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                       16,500,000          16,500,000
                                                                                       =============       =============
See notes to the financial statements.

                                                       4

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                           2003                 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                                   $      470,026      $      (52,890)
  Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operating activities:
    Depreciation and amortization                                                            198,589             202,497
    Gain on sale of property                                                                (895,989)                  -
    Deferred rent receivable                                                                       -                 109
    Deferred taxes                                                                           326,321             (31,644)
    Changes in assets and liabilities:
      Tenant receivables                                                                     (42,861)                 34
      Prepaid expenses and other assets                                                     (154,067)             18,189
      Accounts payable                                                                        (1,866)             (1,318)
      Accrued interest                                                                         3,203              (1,388)
      Security deposits and prepaid rent                                                       8,947             (40,802)
                                                                                      --------------      --------------

           Net cash (used in) provided by operating activities                               (87,697)             92,787
                                                                                      --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property                                                                   (1,085,000)             (7,304)
  Proceeds from sale of property                                                           1,827,051                   -
                                                                                      --------------      --------------

           Net cash provided by (used in) investing activities                               742,051              (7,304)
                                                                                      --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                                                      2,500,000
  Payment of loan costs                                                                      (23,510)            (67,258)
  Payments on notes payable                                                                 (959,493)         (2,191,966)
                                                                                      --------------      --------------

           Net cash (used in) provided by financing activities                              (983,003)            240,776
                                                                                      --------------      --------------

INCREASE (DECREASE) IN CASH                                                                 (328,649)            326,259

CASH, BEGINNING OF PERIOD                                                                    386,565              81,328
                                                                                      --------------      --------------

CASH, END OF PERIOD                                                                   $       57,916      $      407,587
                                                                                      ==============      ==============

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Acquisition of property through assumption of loan                                  $    3,400,000      $
                                                                                      ==============      ==============


See notes to the financial statements.

                                                               5

                          MONTGOMERY REALTY GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared from Montgomery's accounting records in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such statements include all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of Montgomery's financial position, and results of operations for the interim period reported upon. The interim financial statements should be read in conjunction with Montgomery's annual report on Form 10-KSB for the year ended December 31, 2002, including the financial statements and the notes thereto.

2. TRANSACTIONS WITH AFFILIATE

Property management fees of $90,000 were paid to an affiliate of the majority shareholder for each of the nine months ended September 30, 2003 and 2002, pursuant to a written management agreement.

In August 2003, Montgomery entered into a Development Consulting Agreement related to the newly-acquired Front Street Office Building with Diversified Investment & Management Corporation, or DIMC, an affiliate of the majority shareholder, under which Montgomery agreed to pay DMIC a development consulting fee of $25,000 per month for the months of August, September and October 2003, when approval of the renovation entitlements were received. Under that agreement, renovation fees of $50,000 were paid for the nine months ended September 30, 2003, together with $62,000 of reimbursement for third-party costs. In addition, Montgomery advanced the affiliate $10,000 for future expenses that are being incurred.

See footnote 4 regarding the purchase of the Front Street Office Building from an affiliate.

3. BASIC AND DILUTED LOSS PER SHARE OF BENEFICIAL INTEREST

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding of 16,500,000 for the nine months ended September 30, 2003 and 2002. Common stock shares from options granted were not included in the calculation of diluted loss per share because they were antidilutive for the nine months ended September 30, 2002. There were no outstanding options for the nine months ended September 30, 2003.

4. SALE OF SAN RAMON RETAIL CENTER AND PURCHASE OF THE FRONT STREET OFFICE BUILDING

On July 25, 2003, Montgomery closed the sale of its San Ramon Retail Center in San Ramon, California, to an unrelated party in an arm's-length transaction for a total sales price of $1,891,625. The sale resulted in net proceeds to Montgomery of $1,038,636, after payment of $789,387 for principal and interest due on existing mortgages together with other sales and closing expenses.

The gain from the sale of the San Ramon Retail Center was $895,989 prior to the provision for income taxes of $358,396. Income from discontinued operations prior to the sale, net of tax provision, was the amount of $6,941. Therefore, Montgomery's net income for the quarter ended September 30, 2003, is $470,026, which consists of a loss from continuing operations (net of tax provision) of $74,508 and a gain from the sale of the San Ramon Retail Center (net of tax provision) in the amount of $544,534.

Montgomery purchased the Front Street Office Building on July 30, 2003, from Mr. Maniar, the majority shareholder, at his capitalized cost of $4,533,346, consisting of the $4,030,000 purchase price Mr. Maniar paid to an unaffiliated party in an arm's-length transaction on September 18, 2002, $56,346 in closing costs, and $447,000 in fees for architects and related capitalized carrying costs. The architectural fees were incurred to develop plans to renovate and expand the office and restaurant space. The renovation plans were included with the purchase.

5. LOANS ENCUMBERING FRONT STREET OFFICE BUILDING

Montgomery acquired the Front Street Office Building on July 30, 2003, subject to two existing mortgages that Montgomery neither paid off nor formally assumed. The first mortgage is in the amount of $2,800,000 from a commercial lender, payable interest only each month at the rate of 5% per annum, due August 25, 2004. Montgomery is currently negotiating with that lender to assume the loan. The second mortgage loan is from a commercial lender and is in the amount of $600,000, payable interest only each month at a rate of 13.75% interest per annum, due December 1, 2003. Montgomery is currently negotiating with that lender for both an extension of the maturity date and an assumption of the loan.

6. SUBSEQUENT EVENTS

Subsequent to September 30, 2003, the San Francisco Planning Department issued a Site Permit letter for the renovation of the Front Street Office Building based on the architectural plans that were submitted, which we sometimes refer to as the "entitlements." Additional approvals from the San Francisco Fire Department and other city agencies are also required. As approved, the entitlements include architectural plans that involve the renovation of the building, so as to provide a new wine tasting room, a renovated restaurant and lobby space, and new office space. Final Planning Department approval is expected prior to December 31, 2003.

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

Overview

         Montgomery is a real estate company that emphasizes investment in both developmental real estate assets and income-producing real estate assets. Montgomery is engaged in the ownership, leasing, management, operation, development, renovation, acquisition and sale of real estate assets in the Greater San Francisco Bay Area. Montgomery currently owns a retail shopping center in Contra Costa County, California, two office buildings in the city and county of San Francisco, California, and an undeveloped parcel of land referred to as the "Eccles Project" in South San Francisco, as discussed in more detail in Montgomery's report on Form 10-KSB.

Basis of Presentation of Financial Information

         Montgomery accounts for its real estate assets using the historical cost method consistent with generally accepted accounting principles. For those real estate assets acquired from its principal shareholder, Dinesh Maniar, in the 1999 "reverse acquisition," the historical cost as shown on the financial statements is Mr. Maniar's original purchase cost, which in some instances may be quite dated. For example, the historical cost of the Eccles Project is $539,500 dating back to 1980. The appraised value of the Eccles Project as of February 2002 was $12,370,000. While the Eccles Project is the most extreme example of such a disparity between historical cost and appraised value, other disparities are identified under Capital Requirements below. For assets acquired subsequent to the 1999 reverse acquisition, the historical cost shown is the purchase price.

Results of Operations

         Nine Months Ended September 30, 2003, and September 30, 2002

         Montgomery's total continuing revenues increased from approximately $1,037,000 for the period ended September 30, 2002, to approximately $1,073,000 for the period ended September 30, 2003, or 3.5%. This increase is primarily due to the acquisition of the Front Street Office Building on July 30, 2003. While substantially all of the Front Street Office Building interest expenses are being capitalized due to the development status of said property, a portion of the interest expense, together with all of the operating expenses and rental income, is being reported as net operating income during the third quarter. While the income from the San Ramon Retail Center (which was sold on July 25,
2003) generated $10,932 per month as base rent, the Front Street Office Building generates $12,000 per month, resulting in a 9.8% net increase in rental income.

         Total continuing operating expenses increased from approximately $531,000 for the period ended September 30, 2002, to $583,000 for the nine months ended September 30, 2003, or 10%, which is primarily the result of an aggregate honorarium of $25,000 paid to the board of directors in connection with its special work imposed by the sale of the San Ramon Retain Center and the acquisition of the Front Street Office Building, an increase in property taxes, and an increase in property insurance related to the acquisition of the Front Street Office Building.

         Montgomery also has an approximately $896,000 pretax gain from the sale of the San Ramon Retail Center on July 25, 2003. The San Ramon Retail Center was broken out from the rest of Montgomery's assets in the 10-QSB for the period ended June 30, 2003, pursuant to FASB 144 in anticipation of the sale. The sale provided Montgomery with cash of approximately $1,038,000 and reduced Montgomery's overall debt by approximately $784,000.

         As discussed below in Investing Activities, Montgomery reinvested the cash proceeds from the sale of the San Ramon Retail Center, together with approximately another $50,000, in order to acquire the Front Street Office Building.

         Net continuing interest expense decreased from approximately $613,000 for the nine months ended September 30, 2002, to approximately $600,000 for the nine months ended September 30, 2003, or 2.1%. This decrease is due to a lower interest rate on the prime-based loan that encumbered the Eccles Project and the capitalization of a portion of interest expense of the Front Street Office Building to renovation cost.

         Montgomery's net income for the nine months ended September 30, 2003, was approximately $470,000, almost a ten-fold increase from the net loss of approximately $53,000 for the nine months ended September 30, 2002. The decrease in net loss is attributable to the gain on sale of the San Ramon Retail Center.

         Three Months Ended September 30, 2003, and September 30, 2002

         Montgomery's total continuing revenue increased from approximately $345,000 for the three months ended September 30, 2002, to approximately $379,000 for the three months ended September 30, 2003, or 9.8%. This increase was due primarily to the purchase of the Front Street Office Building, which increases net rental income by 9.8%.

         Montgomery's administrative expenses decreased from approximately $21,000 for the three months ended September 30, 2002, to approximately $15,000 for the three months ended September 30, 2003, or 28.4%, primarily due to a decrease in legal and accounting fees.

         Total continuing operating expenses for the three months ended September 30, 2003, increased from approximately $181,000 at September 30, 2002, to approximately $195,000 at September 30, 2003, or 7.8%, primarily due to the increase in real estate taxes, insurance expense, and depreciation expense from the purchase of the Front Street Office Building.

         General management fees remained constant at $10,000 per month, as discussed above. However, with the acquisition of the Front Street Office Building, Montgomery entered into a new management agreement, portions of which provide for the payment to DIMC of costs incurred in obtaining renovation entitlements, together with fees for assistance with the renovation.

         Net continuing interest expense increased from approximately $204,000 for the three-month period ended September 30, 2002, to approximately $208,000 for the three-month period ended September 30, 2003, or 1.5%. This increase is due to the purchase of the Front Street Office Building.

         Income from discontinued operations for the three months ended September 30, 2003 and 2002, represent the net operations of the San Ramon Retail Center.

         Montgomery's net income for the three months ended September 30, 2003, was approximately $518,000, a 2,365.7% increase from the net loss of approximately $23,000 reported for the three months ended September 30, 2002. The increase in net income is principally attributable to the gain on sale of the San Ramon Retail Center.

Ongoing Rental Income

         As of September 30, 2003, the Orchard Supply Shopping Center and the Keker & Van Nest Office Building were 100% leased under lease terms extending beyond the end of 2003. The Front Street Office Building is partially leased to a tenant for a term extending beyond the end of 2003, and the balance of the Front Street Building is under renovation so as to permit its renovation and leasing to office tenants within the next 24 months, such that no decrease in Montgomery's rental revenues is anticipated, other than that caused by the sale of the San Ramon Retail Center.

         The Keker & Van Nest Office Building is subject to a written lease with the law firm of Keker & Van Nest expiring on December 1, 2004. Keker & Van Nest has expressed an interest in renewing the lease, provided that a mutually acceptable rental rate can be reached. Keker & Van Nest does have the right to exercise a five-year lease extension option; however, the rental rate would be the "fair market rate" as determined by an arbitration process. The Front Street Office Building, which currently has one tenant, Schroeders' Restaurant, is subject to a 10-year lease with rights of renewal. The Orchard Supply Shopping Center has as its major tenant Orchard Supply Hardware, a division of Sears Roebuck & Co., and has possession of over 50,000 square feet, or 95% of the leasable space of the Orchard Supply Shopping Center, through 2016. The balance of the Orchard Supply Shopping Center is leased to three small tenants, each of which has a lease that extends through the end of 2003. The only real estate asset owned by Montgomery that is not income producing is the Eccles Project, which consists of approximately 7.4 acres of land suitable for sale, development or other disposition.

Operating Agreements with Affiliated Corporations

         Montgomery has two separate agreements with DIMC, which is owned by Dinesh Maniar, the majority shareholder of Montgomery. These two agreements are:

                  (1) a Contract for Management executed June 1999 and filed as an exhibit to Montgomery's registration statement on Form 10-SB; and

                  (2) a Development Consulting Agreement executed August 2003 and filed as Exhibit 10.01 to this quarterly report on Form 10-QSB.

         The property management agreement requires that Montgomery pay DIMC a monthly fee for DIMC's services in managing Montgomery's real estate portfolio. Montgomery has no employees, and therefore, except for the services rendered by its officers, does not engage in the direct operation of the real estate assets. Instead, Montgomery has delegated this task to DIMC for a monthly fee, and DIMC handles all rent collection, repair, and tenant relation issues.

         As provided in the Purchase and Sale Agreement relating to the Front Street Office Building as approved by Montgomery's board of directors, Montgomery entered into the Development Consulting Agreement to engage DIMC, with over 14 years of experience with property management, tenant relations, and real estate development and renovation, to lead the effort in obtaining entitlements and building permits, obtaining architectural plans and specifications, bidding the construction project and otherwise overseeing the planned renovation of the Front Street Office Building. Under the Development Consulting Agreement, Montgomery agreed to pay DMIC a fee of $25,00 per month for the months of August, September and October 2003, when the entitlements were obtained, with a further fee to be negotiated upon the commencement of construction. .

         DIMC, which is 100% owned by Dinesh Maniar, who also owns approximately 97.3% of Montgomery's common stock, acted as broker for Montgomery with respect to the sale of the San Ramon Retail Center and received a commission of 2% of the gross sales price. DIMC was prepaid $40,000 towards the commission; however, the actual sale amount was less than anticipated and consequently DIMC owes Montgomery the sum of $2,168 as a refund for excess commission prepaid, which amount is reflected as a receivable on Montgomery's balance sheet. DIMC was not paid any commission with respect to the purchase of the Front Street Office Building. DIMC's role as broker and its commission amount were approved by Montgomery's board of directors at a special meeting, with Dinesh Maniar abstaining.

Liquidity and Capital Resources

         Montgomery has met its requirements for liquidity and capital resources principally from cash provided by operations, by refinancing and realization of equity, and by the sale of assets.

         As set forth above, the sale of the San Ramon Retail Center provided Montgomery with net cash of approximately $1,039,000. However, the purchase of the Front Street Office Building used cash in the amount of $1,085,000, such that the net effect upon cash of the sale and subsequent purchase was a decrease of approximately $50,000.

         In addition, subsequent to the purchase and sale agreement between Montgomery and the seller of the Front Street Office Building, Montgomery paid DMIC $50,000 under the Development Consulting Agreement Montgomery has also paid $62,000 under the Development Consulting Agreement for reimbursement and payment of costs involved in the renovation of the Front Street Office Building and $10,000 in advances for future costs that are being incurred.

         Therefore, the cash used in the acquisition of the Front Street Office Building has led to a net reduction in liquidity of $122,000. Management, aware of the need to continue the renovation of the Front Street Office Building and to maintain adequate levels of working capital, is currently seeking a construction lender to take over the renovation costs associated with the Front Street Office Building, so that the diminution of working capital will not continue. Historically, whenever Montgomery has had a diminution in its working capital, its principal shareholder, Dinesh Maniar has made short-term loans to Montgomery, however, Mr. Maniar is under no obligation to do so in the future and has made no such commitments as of the date of this report.

         The expenditures for the acquisition and renovation of the Front Street Office Building are being capitalized to building costs and therefore do not impact operating revenue. However, the acquisition costs and the renovation costs are reducing Montgomery's liquidity and will likely continue to do so until such time as a construction loan or other financing can be obtained. Historically, Mr. Maniar has provided short-term loans to Montgomery; however, there is no agreement to do so in the future and we cannot assure that he will do so in the future.

         However, at this time, Montgomery does not have a commitment for a construction loan, nor have building permits and related approvals been issued. Montgomery expects to receive all approvals by March 31, 2004. Therefore, there are a number of risk factors that can affect Montgomery's long-term liquidity, especially in view of Montgomery's plan to terminate its current mortgage loan expenses as they relate to the Front Street Office Building.

         Operating expenses for the Front Street Office Building are minimal, as the tenant is required to pay for its own utilities and related matters, and with the absence of other tenants, the common area expenses are currently at approximately $6,000 per annum.

         However, Montgomery is now no longer paying the mortgage debt on the San Ramon Retail Center, which was $77,936 per annum, or $6,495 per month (that mortgage was scheduled for a rate change effective August 1, 2003, and the debt expense is based upon the historical mortgage expenses under the loan as paid during the prior three-year period at a fixed rate of 9.03%).

         The net change in mortgage expense is therefore an increase of approximately $144,000 per year, or $12,000 per month.

         Consequently, the net effect of the sale of the San Ramon Retail Center and the acquisition of the Front Street Office Building is a net decrease in annual operating cash flow of approximately $128,000 (before depreciation and amortization), so that instead of Montgomery having a positive cash flow of approximately $132,000 per annum (annualizing the net cash flow from operations for the nine months ended September 30, 2003), Montgomery now has a positive net cash flow of only $4,000, or $330 per month.

         The second mortgage loan in the amount of $600,000, on the Front Street Office Building, is due December 1, 2003. The lender has agreed in principle to extend the maturity date of the loan in consideration of Montgomery's assumption of the loan. However, Montgomery and the lender are currently negotiating the loan fees and extension period, as the lender has requested a fee of three points for a six-month extension and six points for a one-year extension. Management intends to conclude negotiation with the lender as to the extension period and the fee structure no later than November 28, 2003. Until we finalize the terms of the agreement, we cannot assure that the extension will be granted. If the extension is not granted, we will need to obtain funds to repay the second mortgage to avoid possible foreclosure, and we currently have no agreement or arrangement in place to do so.

         Operating Activities

         Operating activities for the nine months ended September 30, 2003, used net cash of approximately $88,000, compared to net cash of approximately $93,000 provided by operating activities for the nine months ended September 30, 2002, a decrease of 194.5%.

         Cash at September 30, 2003, decreased to approximately $58,000 from the balance on December 31, 2002, of approximately $387,000, a decrease of 85%. This decrease is primarily attributable to the payment of the refundable prepaid commission fee of $40,000 to DIMC for the sale of the San Ramon Retail Center, the cash down payment of $1,085,000 to purchase the Front Street Office Building, the $62,000 renovation reimbursements for the Front Street Office Building, the $50,000 renovation consulting agreement between Montgomery and DIMC for the Front Street Office Building, the $10,000 prepaid renovation costs between Montgomery and DIMC, and the special one-time honorarium payment to the board of directors of an aggregate of $25,000, or $5,000 per director.

         Investing Activities

         Montgomery's investing activities for the period ended September 30, 2003, involved a net increase in cash from the sale of the San Ramon Retail Center on July 25, 2003, of approximately $1,039,000, while cash used to acquire the Front Street Office Building used approximately $1,085,000. The net effect of these two transactions is largely responsible for the decrease of approximately $50,000. In addition, renovation activities involving the Front Street Office Building have used a total of $122,000, as discussed in more detail in the section on Liquidity above.

         In addition to cash, the seller of the Front Street Office Building agreed to pay certain pro rata expenses outside of escrow, due to the time constraints involved in the exchange. Because of time constraints, the title company was unable to compute the figures prior to closing. Based upon the figures now calculated by Montgomery, Montgomery believes that the seller of the Front Street Office Building owes Montgomery the sum of approximately $27,000, which is shown as a receivable on Montgomery's balance sheet.

         Further, DIMC was paid $40,000 as a prepaid commission for the sale of the San Ramon Retail Center. However, the actual commission amount agreed to was 2% of the sale price, such that there is also a receivable to Montgomery from DIMC in the amount of approximately $2,168.

         Financing Activities

         Montgomery's financing activities for the nine months ended September 30, 2003, included the discharge of all indebtedness associated with the San Ramon Retail Center and scheduled repayments on existing debt. Montgomery acquired the Front Street Office Building subject to existing first and second mortgages of $2,800,000 and $600,000, respectively, however these financing activities did not result in the exchange of cash. Both of these mortgages are interest only mortgages, and that portion of the interest expense allocable to the renovation of the office portion of the Front Street Office Building has been capitalized during the three months ended September 30, 2003

Equity in Real Estate

         Montgomery has net cash flow from its current activities, which it believes will continue on a long-term basis, providing sufficient cash to cover activities, other than new acquisitions, renovations or developments, while sheltering cash flow from income tax by reason of the net taxable loss that is generated by depreciation and amortization. While Montgomery is able to realize cash flow from refinancing of existing assets, Montgomery's principal methods for obtaining acquisition and renovation capital come from either additional financing activities, as discussed below, or the sale or exchange of existing real estate assets, so as to realize a cash or trade value from the equity generated by appreciation of real estate assets. Absent additional capital from financing activities or the sale or exchange of real estate assets, Montgomery may not have sufficient cash flow to fund expansions or acquisitions.

Capital Requirements

         Based upon independent appraisals performed between October 1998 and July 2003, Montgomery's properties had a combined value of approximately $30,105,000 at September 30, 2003, as compared to the historical cost, net of depreciation of approximately $11,368,000, at which such properties are reported in Montgomery's financial statements as of September 30, 2003. The related indebtedness secured by such properties totaled approximately $15,117,000 as of September 30, 2003.

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

                                          Historical Cost   Fair Market Values
                                          ---------------   ------------------
         Assets:

         Keker & Van Nest Building:        $  4,593,808        $  6,750,000
         Orchard Supply Shopping Center       4,185,104           6,500,000
         Eccles Project                         539,500          12,370,000
         Front Street Office Building.        4,485,000           4,485,000
                                           ------------        ------------
                  TOTAL                    $ 13,803,412        $ 30,105,000
                                           ============        ============

Therefore, Montgomery's properties have a combined fair market value of approximately $30,105,000 based on the most recent appraisals available as of September 30, 2003, as compared to the historical cost, net of depreciation at September 30, 2003, of approximately $11,368,000, at which such properties will be reported in Montgomery's financial statements in future periods. The difference of approximately $14,988,000 represents an important financial resource for Montgomery. The aggregate indebtedness of Montgomery's properties totaled approximately $15,117,000 as of September 30, 2003.

         Montgomery's plans to expand its asset base have been realized in part with its sale of the San Ramon Shopping Center and the acquisition of the Front Street Office Building. The net proceeds from the sale of the San Ramon Retail Center were approximately $1,039,000. Those proceeds were used by Montgomery to expand its asset base and provide for both increased net worth and the potential for increased cash flow and increased appreciation on a larger asset base. Montgomery continues to seek expansion of its asset base. Although immediate plans for expansion are focused upon the renovation of the Front Street Office Building and bringing its value up to approximately $6,500,000, Montgomery believes that the successful renovation, leasing and refinancing of the Front Street Office Building will help Montgomery establish a successful track record as a real estate development company. While long-term expansion remains focused upon the development, sale or exchange of the Eccles Project, Montgomery has no specific development or other plans as to that property at this time.

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

Exchange of San Ramon Retail Center for the Front Street Office Building

         On July 25, 2003, Montgomery closed the sale of its San Ramon Retail Center in San Ramon, California, to an unrelated party in an arm's-length transaction for approximately $1,892,000 in cash. The San Ramon Retail Center consists of a 4,823 square foot building situated on 0.21 acres of land and is contiguous with Montgomery's Orchard Supply Shopping Center. The sale resulted in net proceeds to Montgomery of approximately $1,039,000, after payment of approximately $789,000 for principal and interest due on existing mortgages and other sales and closing expenses. The net proceeds were paid to an unrelated exchange accommodator to be held and used to acquire a new property for Montgomery in transactions intended to meet the requirements of Internal Revenue Code Section 1031, which sets forth the conditions that must be met in order for two parties to exchange like-kind real property without triggering taxation of the amount by which the value of the consideration received exceeds the tax basis of the property transferred.

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

         The board also reviewed the options for an exchange property for purposes of qualifying the transaction under Section 1031 and determined that, given the current economic conditions in the San Francisco Bay area, it was in the best interests of Montgomery to acquire from Dinesh Maniar, the president and 97.3% shareholder of Montgomery, an office building commonly known as the Front Street Office Building in the heart of downtown San Francisco at 234-240 Front Street.

         The Front Street Office Building was erected in 1927 and contains approximately 17,176 net rentable square feet on approximately 0.14 acres of land. The ground floor and basement of the Front Street Office Building have been occupied for over 40 years by a single tenant, Schroeders' Restaurant.

         The Front Street Office Building was appraised on July 9, 2002, at a stabilized value of $4,380,000 and with an as-is price of $4,030,000. These figures do not take into account the capitalized costs incurred by Mr. Maniar from September 18, 2002, to July 30, 2003.

         Montgomery purchased the Front Street Office Building from Mr. Maniar for $4,485,000. This price was based upon Mr. Maniar's capitalized cost of $4,533,346, consisting of the $4,030,000 purchase price Mr. Maniar paid to an unaffiliated party in an arm's-length transaction on September 18, 2002; $56,346 in closing costs; and $447,000 in fees for architects and related capitalized carrying costs. The architectural fees were incurred to develop plans to renovate the office space and basement and expand the effective space for Schroeders' Restaurant, while at the same time providing a wine tasting room at the front of the building for another of Mr. Maniar's ventures, Diamond Oaks Vineyards. The renovation plans were included with the purchase. Montgomery closed the purchase and exchange and took possession of the Front Street Office Building on July 30, 2003.

         Cumulative Effects on Montgomery's Earnings of the Exchange for the Front Street Office Building

         The San Ramon Shopping Center has generated net operating income of approximately $40,000 per annum in recent years, before depreciation and amortization. The Front Street Office Building has current annual debt expense of approximately $222,000, while the income from Schroeders' Restaurant is approximately $132,000 per annum, so that without a renovation, the Front Street Office Building would be expected to generate a net operating loss (before depreciation and amortization) of approximately $90,000 per annum. However, after the renovation of the Front Street Office Building as discussed below, Montgomery's net cash flow on the property should increase to approximately $105,000 per annum.

         The board of directors agreed to acquire the property subject to the existing loans of approximately $3,400,000 and use the net cash proceeds from the San Ramon Retail Center sale of approximately $1,039,000 to finance the purchase. The board of directors also reviewed and approved the purchase and sale agreement, which provides for a development and consulting agreement with DIMC.

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

Tax Matters

         The sale of the San Ramon Retail Center by Montgomery and Montgomery's subsequent purchase of the Front Street Office Building were structured as a tax-free exchange, using an "exchange accommodator" pursuant to the requirements of the Internal Revenue Code. An "exchange accommodator" is an unrelated third-party intermediary to whom all proceeds from the sale of the San Ramon Retail Center were paid over, and it was the exchange accommodator that acted as the purchaser of the Front Street Office Building. The use of an exchange accommodator prevents the proceeds from a sale from being paid to the seller, so that subsequent use of the sale proceeds to acquire a replacement like-kind property will have been done solely by the exchange accommodator. This prevents Montgomery from having been deemed to have received income from the sale of the San Ramon Retail Center and shields Montgomery from income taxes based upon Montgomery's receipt of the sale proceeds.

         Montgomery's board of directors acknowledged that the use of a qualified exchange accommodator would be appropriate and authorized the structuring of the transaction in that manner. Although the use of an exchange accommodator normally ensures that a sale and purchase of like-kind property will qualify for tax-free exchange treatment under Internal Revenue Code ss. 1031, it is not a guarantee of such a result. When, as here, the property acquired in the exchange (i.e., the Front Street Office Building) is acquired from a related party (i.e., Mr. Maniar), special rules apply. The exchange transaction must meet the additional requirements of Internal Revenue Code ss. 1031(f) and the applicable regulations, which essentially require that the property sold and the property purchased be held by the respective buyers for a two-year period pursuant to ss.ss. 1031(f) and 1031(g). Although there is no case law or other binding authority on this point, the Internal Revenue Service in Revenue Ruling 2002-83 indicated that the IRS will take the position that any transfer between related parties involving an exchange accommodator will violate the two-year holding period requirement of Internal Revenue Code ss.ss. 1031(f) and 1031(g). Consequently, the ultimate tax consequences of the exchange have not yet been determined. All such tax matters involve a high degree of uncertainty, additional investigations using outside accountants and tax attorneys is still ongoing, and no decision needs to be made by Montgomery until its 2003 tax return is filed in March 2004.

         Even if the exchange is ultimately deemed to be taxable, Montgomery has a federal net operating loss carryforward, as of December 31, 2002, as shown on its federal income tax return, in the amount of approximately $1,078,000, which net operating loss (NOL) can be used to offset any tax liability otherwise owing. That is, even if the gain from the sale of the San Ramon Retail Center in the amount of approximately $896,000 would in and of itself entail federal income tax of approximately $314,000 (i.e., $896,000 multiplied by 35%), together with California income tax of approximately $45,000 (which amounts combined form the tax provision for the discontinued operations), Montgomery would not pay federal taxes. California has a limitation on the use of net operating losses, and therefore the $45,000 may be payable in 2004 under California law. Nevada, the state of Montgomery's incorporation, does not impose a corporate income tax.

         In preparing the financial statements, two separate tax provisions were computed, one for the effects of current operating losses and another for the potential taxable gain based upon the sale of the San Ramon Retail Center.

         The tax provision based upon the current operating loss of Montgomery is approximately $36,000 as shown in the financial statements and as discussed in Footnote 5 thereto. This provision is a tax benefit that arises because Montgomery's assets were acquired from Dinesh Maniar, the majority shareholder from Montgomery, in June 1999. At the time of the transfer of assets, the assets were received by Montgomery with a tax basis in the real estate assets that is greater than their historical costs as reflected on the financial statements. Thus, federal tax depreciation and related matters provide greater economic effect, which creates the tax benefit shown. These same deductions give rise to the net operating loss carryforward.

         The sale of the San Ramon Retail Center on July 25, 2003, resulted in gain in the amount of approximately $896,000 as reflected on the financial statements for the period ending September 30, 2003. This gain on sale, if taxed, would result in federal and California income taxes in the combined amount of approximately $396,000. This potential income tax liability is reflected as a reduction in the net income, and shown in the Discontinued Operations--Provision for Income Taxes. Again, this tax provision does not necessarily reflect the actual amount of tax that will be paid, bur rather the tax effect of the sale transaction taken in isolation.

Front Street Office Building Project

         Montgomery is in the process of renovating the Front Street Office Building property to increase leasable space to approximately 18,000 square feet above ground and another 5,000 square feet of basement space. Such renovation is based upon plans drawn by an outside architect that Montgomery purchased for $14,000. Montgomery, with the assistance of DIMC as its agent, has obtained the initial entitlements and is in the process of filing the plans with the San Francisco Planning Department to obtain building permits. If permits are issued as Montgomery expects, Montgomery anticipates renovating the top three floors into first class office space in downtown San Francisco.

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

         Montgomery currently estimates that renovation pursuant to the plans to be filed with the City of San Francisco Planning Department would entail a construction cost of approximately $2,000,000. With the assistance of DIMC, Montgomery has begun to look for a construction lender; however, until detailed architectural plans and specifications (with a currently-estimated cost of approximately $200,000) and building permits from the City of San Francisco are actually issued, it is unlikely that a commitment will be made to Montgomery. Additionally, given Montgomery's lack of history in real estate development and the successful record of Montgomery's president, Dinesh Maniar, any construction lender may well require that Mr. Maniar personally guarantee the construction loan. No assurance that Mr. Maniar will do so can be made.

         A decision to go forward with such a renovation would subject Montgomery to a number of risks that could keep Montgomery from realizing any economic benefit from such a renovation, including:

         o        adverse changes in general economic conditions;

         o adverse changes in local conditions, such as excessive building, resulting in an oversupply of commercial units in an area where Montgomery's properties are located;

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

         Montgomery's renovation of the Front Street Office Building will be subject to construction and renovation risks. In the event Montgomery undertakes renovation of the Front Street Office Building or any other property, such construction and renovation activities will expose Montgomery to certain risks such as cost overruns, carrying costs, availability and costs of materials and labor, weather conditions and government regulation. Additionally, Montgomery will incur costs in connection with the design and implementation of any renovation and costs in connection with performing certain oversight and review functions, including costs for reviewing construction design proposals, negotiation and contracting for feasibility studies, and supervising compliance with local, state and federal laws and regulations.

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

         While Montgomery currently anticipates being able to lease the remaining office space in the Front Street Office Building, consisting of approximately 10,000 square feet, and while it is currently anticipated that the lease rate will be approximately $30 to $40 per square foot per year, such that post-renovation lease income would be increased by up to $300,000 to $400,000 over and above the Schroeders' lease income and the pre-leased space, no assurance can be given that such additional rents will materialize, nor can any assurance be given as to the length of time required to lease the property, the costs for leasing commissions, or similar matters.

         The San Francisco commercial lease market is very volatile, having seen some of the highest prices for office space in the United States during the height of the "dot-com boom" quickly followed by extremely low rental rates following the downturn in the stock market in 2001, with rental rates falling as much as 75%. Consequently, the actual rent will be determined by market conditions at the time the renovation is completed, which cannot be fully predicted. Further, demand for office space in downtown San Francisco may vary due to other factors beyond the control of Montgomery ranging from adverse economic conditions related to incidents such as the tragedy of the September 11, 2001 attack, to worldwide markets. San Francisco is a major port city, with much of its business dealing with Pacific Rim businesses. These are merely examples of the various conditions that could affect not only the rental rates, but the cost of leasing, the amount of time to lease the property, and ultimately whether or not a full lease does occur.

         As discussed above, Montgomery has entered into a written contract with DIMC for DIMC to act as Montgomery's agent with respect to obtaining the building permits, obtaining other necessary permits and planning department approvals, obtaining TDRs, assisting in the construction bid process, and supervising and monitoring the construction. DIMC will also offer its services to assist Montgomery in obtaining a construction loan for the renovation and will act as a broker to assist Montgomery in leasing the building once all renovation is completed. Montgomery has no employees, while DIMC , which was formed in 1991, has a professional staff with over 14 years of experience with property management, tenant relations, and real estate development and renovation.

         In addition to the foregoing risks of renovation of the Front Street Office Building, there are further risks associated with the renovation of any building initially erected in 1927. While Montgomery believes the Front Street Office Building meets all material, current San Francisco City and County building code requirements, including requirements regarding earthquake structural integrity and related matters, any renovation of a building that is now 75 years old may result in the discovery of matters that are not apparent in the building's current condition. Accordingly, once alterations begin, certain matters that may impact compliance with the San Francisco City and County building codes or the structural integrity of the building may come to light. Montgomery will be required to incur the costs necessary to bring the building into compliance. Such additional costs and related delays, if any, could have a significant impact upon the renovation and economic feasibility of the renovation.

         Montgomery believes that the successful renovation of the Front Street Office Building will help establish a record of successful real estate renovation and development for Montgomery and wishes to employ DIMC because of its experience in real estate development, financing and leasing. Fees for DIMC personnel will range from $225 to $75 per hour. Additionally, Montgomery has paid $14,000 for plans and will incur approximately another $500,000 in soft costs for additional professional services and carrying costs as part of the renovation. With a successful renovation in its history, Montgomery believes that it is more likely to obtain a good price for its Eccles Project and increase its chances of successful renovation of that site should the board of directors choose such a course of action.

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

         Dinesh Maniar, the majority shareholder of Montgomery (and its president and chairman of the board), has more than 28 years experience in real estate development. With such a background and the assistance of DIMC, Montgomery believes it is capable of developing the project once economic conditions again warrant such development.

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

Properties Listed for Sale

         In order to maximize its potential sources of operating capital, Montgomery has executed two exclusive listing agreements with CB Richard Ellis, a commercial brokerage firm located in San Francisco, California.

         The first of these exclusive listing agreements concerns the Keker & Van Nest Office Building, which is listed at $9,200,000. The second exclusive listing agreement concerns the Eccles Project, which is listed at $11,000,000.

         Montgomery's management has not made a final determination as to whether or not to sell these properties and, therefore, a sale of either of these assets within one year is not currently anticipated such that reporting under FASB 144 would be required. However, Montgomery is interested in ascertaining the level of interest in these properties, and should a bona fide offer be made at a reasonable price, Montgomery's management will present the offer to the board of directors for its review and direction.

         Montgomery's management deems the continued listing of its real estate assets an important aspect of its business as the equity in these properties is a primary source of long term financing, whether by sale, refinancing or leasing. Hence, determining the market's valuation of these properties is an important source of information for Montgomery's management.

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

                           PART II. OTHER INFORMATION


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are included as part of this report at the location indicated:

                SEC
   Exhibit    Reference
   Number      Number        Title of Document                                              Location
-----------  ---------- ----------------------------------------------------------------- ------------
   Item 10              Material Contracts
-----------  ---------- ----------------------------------------------------------------- ------------
    10.01        10     Development Consulting Agreement between Diversified Investment &   Attached
                        Management Corporation (as consultant) and Montgomery Realty
                        Group, Inc. (as owner), dated August 1, 2003
   Item 31              Rule 13a-14(a)/15d-14(a) Certifications
-----------  ---------- ----------------------------------------------------------------- ------------
    31.01        31     Certification of Chief Executive Officer Pursuant to Rule 13a-14    Attached
    31.02        31     Certification of Chief Financial Officer Pursuant to Rule 13a-14    Attached

   Item 32              Section 1350 Certifications
-----------  ---------- ----------------------------------------------------------------- ------------
    32.01        32     Certification of Chief Executive Officer Pursuant to 18 U.S.C.      Attached
                        Section 1350, as Adopted Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002
    32.02        32     Certification of Chief Financial Officer Pursuant to 18 U.S.C.      Attached
                        Section 1350, as Adopted Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K. During the quarter ended September 30, 2003, Montgomery filed the following report on Form 8-K:

       Date of Event Reported                      Items Reported
      -----------------------       --------------------------------------------
           July 25, 2003            Item 2. Acquisition or Disposition of Assets
                                    Item 7. Financial Statements and Exhibits

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MONTGOMERY REALTY GROUP, INC.
                                               (Registrant)



Date: November 19, 2003                        By:  /s/ Dinesh Maniar
                                                   -----------------------------
                                                   Dinesh Maniar, President
                                                   Principal Executive Officer



Date: November 19, 2003                        By:  /s/ O. Lee Barnett
                                                   -----------------------------
                                                   O. Lee Barnett
                                                   Principal Financial Officer