Form 10QSB/A
period 2003-09-30
MONTGOMERY REALTY GROUP INC
filed 2003-11-20
CIK 1050835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.



                                  FORM 10-QSB/A



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


         The tax provision based upon the current operating loss of Montgomery results in a benefit of approximately $36,000 as shown in the financial statements.

         The sale of the San Ramon Retail Center on July 25, 2003, resulted in gain in the amount of approximately $896,000 as reflected on the financial statements for the period ending September 30, 2003. This gain on sale, if taxed, would result in federal and California income taxes in the combined amount of approximately $396,000. This potential income tax liability is reflected as a reduction in the net income, and shown in the financial statements in the net gain on sale of property. Again, this tax provision does not necessarily reflect the actual amount of tax that will be paid, bur rather the tax effect of the sale transaction taken in isolation.


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


         These exclusive listing agreements concern the Keker & Van Nest Office Building and the Eccles Project.


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