Form 10KSB
period 2003-12-31
MONTGOMERY REALTY GROUP INC
filed 2004-04-14
CIK 1050835

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                               ANNUAL REPORT UNDER
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                        Commission File Number 000-30724

                          MONTGOMERY REALTY GROUP, INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                               88-0377199
 --------------------------------                            -------------------
 (State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)

          400 Oyster Point Blvd., Suite 415
                  San Francisco, CA                             94080
      ----------------------------------------                ----------
      (Address of principal executive offices)                (Zip Code)

                                 (650) 266-8080
                           --------------------------
                           (Issuer's telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $1,482,213

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of April 8, 2004, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of Montgomery Realty Group was $207,630.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 8, 2004, Montgomery Realty Group had 16,500,000 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: Montgomery Realty Group's definitive Information Statement in connection with the 2004 Annual Meeting of Stockholders is incorporated by reference in response to Item 9, 10, 11, 12 and 14 of Part III of this Annual Report.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

  Item                             Description                             Page

                                     Part I
Items 1 and 2 Description of Business and Property.......................... 1
Item 3        Legal Proceedings.............................................17
Item 4        Submission of Matters to a Vote of Security Holders...........17

                                     Part II
Item 5        Market for Common Equity and Related Stockholder Matters......18
Item 6        Management's Discussion and Analysis or Plan of Operation.....19
Item 7        Financial Statements..........................................25
Item 8        Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.........................25
Item 8A       Controls and Procedures.......................................25

                                    Part III
Item 9        Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act...........26
Item 10       Executive Compensation........................................26
Item 11       Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters..................26
Item 12       Certain Relationships and Related Transactions................26
Item 13       Exhibits and Reports on Form 8-K..............................26
Item 14       Principal Accountant Fees and Services........................30
              Signatures....................................................30

                                     PART I

--------------------------------------------------------------------------------
                  ITEM 1. DESCRIPTION OF BUSINESS AND PROPERTY
--------------------------------------------------------------------------------

General

         As of December 31, 2003, Montgomery Realty Group, Inc., or Montgomery, manages and operates the Keker & Van Nest Office Building, the Orchard Supply Shopping Center, and the Front Street Office Building through Diversified Investment & Management Corporation, or DIMC, with a view toward generating positive cash flow. DIMC is 100% owned by Dinesh Maniar, who also owns, directly or indirectly, over 97.3% of the stock of Montgomery. The two properties, Keker & Van Nest Office Building and the Orchard Supply Shopping Center, which are described in more detail below, were acquired by Montgomery in 1999 from Mr. Maniar in exchange for common stock.

         Montgomery also acquired the Eccles Project in June 1999 from Mr. Maniar for common stock. Under a development agreement with DIMC, Montgomery is conducting predevelopment activities at the Eccles Project to make the 7.4 acres of land suitable for development, sale or exchange. See "Properties: Eccles Project" below.

         On July 25, 2003, Montgomery sold its San Ramon Retail Center to an unrelated third party. The San Ramon Retail Center had been acquired by Montgomery in June 1999 from Mr. Maniar for common stock. The San Ramon Retail Center was sold at a gross sales price of $1,891,625, which resulted in gain to Montgomery (before tax provision) of $895,988.

         The net proceeds from the sale of the San Ramon Retail Center were used to acquire the Front Street Office Building from Mr. Maniar for a purchase price of $4,485,000. See "Transactions with Affiliates" below.

         Montgomery not only collects income from its properties but also holds the properties for renovation, development, investment and other purposes. Montgomery will continue to evaluate the purchase, lease, operation, development, financing and sale of other properties as deemed appropriate by Montgomery's management and as circumstances permit in order to take advantage of opportunities for improved long-term cash flow or capital appreciation.

         Montgomery's executive offices are located at 400 Oyster Point Boulevard, Suite 415, South San Francisco, California 94080. Its telephone number is (650) 266-8080, and its facsimile number is (650) 266-8089.

Business Strategy

         Montgomery emphasizes the following strategies:

         o Lease and operate improved properties to generate current positive cash flow while holding such properties for possible long-term appreciation. Montgomery seeks to purchase or develop commercial properties that can be leased to tenants that management believes to be financially sound, based upon a review of tenant financial statements, any public filings with the Securities and Exchange Commission, credit reports, and other financial information provided by the tenant or obtained from public sources, on such lease terms that will provide sufficient cash flow to meet or exceed requirements for related mortgage and operating expenses. This enables Montgomery to generate current positive cash flow while achieving possible investment return through potential long-term appreciation. The San Ramon Retail Center and Orchard Supply Shopping Center were examples of the implementation of this strategy.

         o Develop selected properties for either long-term leasing or short-term sale. Montgomery seeks to identify and acquire unimproved properties or improved properties with renovation potential that meet Montgomery's cash flow and potential appreciation criteria. In some instances, Montgomery may acquire and hold unimproved properties for future development where the initial acquisition and holding costs are warranted, in the opinion of management, in view of the projected development potential. Montgomery's Keker & Van Nest Office Building was acquired by Mr. Maniar from a third party in 1980. Thereafter, the building underwent substantial renovations, including a seismic upgrade in 1989. This illustrates the purchase and substantial renovation of an improved property to significantly increase cash flow and appreciation potential. This approach is also applied to other properties owned by Montgomery. The Front Street Office Building is a four-story office building located in the San Francisco financial district. As described in detail below, applications for planning department and other approvals for renovation of the office space are currently pending. Further, Montgomery also owns the Eccles Project, consisting of 7.4 acres of unimproved land acquired from a third party in 1980 by Mr. Maniar that may potentially be developed by Montgomery if not sold or exchanged.

         o Realize accumulated appreciation in properties through refinancing or sale or exchange. Through the sale of the San Ramon Retail Center, Montgomery was able to sell, at a profit, a property appraised at $1,200,000 in 1998. The net proceeds of the sale were used to acquire the Front Street Office Building, which contains approximately 22,600 square feet on approximately 0.14 acre of land and is being prepared for renovation. Thus, by selling an existing asset, Montgomery was able to acquire a larger and more valuable real estate asset with the potential of creating increased cash flow. Also, by generating positive current cash flow, Montgomery is able to retain long-term ownership of properties that Montgomery believes have the potential for significant appreciation. When circumstances warrant, in the opinion of management, Montgomery may seek to realize appreciation in value by selling a property in order to use the capital for opportunities with greater potential financial return or directly exchanging the property for another property management believes will offer Montgomery a greater potential financial return. This is the strategy Montgomery is currently exploring with regard to the Keker & Van Nest Office Building and the Eccles Project. In other circumstances, Montgomery may refinance a property to realize a portion of the appreciated value while retaining the property for potential additional appreciation.

Properties

         Montgomery owns and operates two fully-leased, income-producing commercial properties containing an aggregate of approximately 77,000 square feet of rentable space. Montgomery also owns one partially-leased office building consisting of approximately 22,600 square feet, of which approximately 10,500 square feet is currently leased and approximately 12,000 square feet is ready for renovation into leasable office space, and a 7.4 acre undeveloped parcel of land in South San Francisco, California. Two of its three improved properties, located in San Francisco and San Ramon, California, are leased under long-term leases with established anchor tenants on terms that provide current positive cash flow after payment of related mortgage amortization and operating expenses. Montgomery's properties are summarized as follows:

                                                       Land        Building   Constructed/      Lease        Appraised
       Property                         Use           (acre)     (sq. ft.)     Renovated    Expiration(1)     Value(2)
       --------                         ---           ------     ---------     ---------    -------------     --------
Keker & Van Nest Office Bldg.        Professional       0.14       22,300       1907/1989       2004       $ 6,750,000
710 Sansome Street                   offices
San Francisco, CA

Orchard Supply Shopping Center       Retail             4.06       54,700         1987          2013(3)      6,500,000
1041-1061 Market Place
San Ramon, CA

Eccles Project                       Possible           7.40           --(4)       N/A           N/A        12,370,000
South San Francisco, CA              development,
                                     sale,
                                     ex-change or
                                     other use
Front Street Office Building         Professional       0.14       22,591      1927/to be                    4,030,000(5)
                                     offices and       -----      -------     renovated in
                                     restaurant        11.74       99,591         2004                     $29,650,000
                                                       =====      =======
-----------------------

(1) Excluding renewal options. The five-year renewal option for the Keker & Van Nest Office Building has been exercised, although the lease rate has not yet been established.
(2) Based on third-party MAI appraisals obtained between September 1998 and July 2002.
(3) Approximately 51,518 square feet are leased to a single tenant (Orchard Supply Hardware, a wholly-owned subsidiary of Sears Roebuck & Co.) under a lease expiring June 2013. The remaining 3,182 square feet are leased to three small tenants under leases expiring at various times between 2004 and 2007.
(4) Montgomery has prepared plans that would provide for construction of either a 325,000 square-foot office building or a biological technology, or biotech, campus of approximately 200,000 square feet. Management is evaluating alternatives to determine whether to undertake development of an office building or a biotech project, sale or exchange of the property, or enter into a ground lease with a third party.
(5) This third-party appraisal was prior to capital improvements included in the actual purchase price of $4,485,000 as of July 25, 2003, when the property was sold by Mr. Maniar to Montgomery.

         Keker & Van Nest Office Building

         The Keker & Van Nest Office Building is located at 710 Sansome Street, San Francisco, California, with a total land area of approximately 0.14 acre. The office building is four stories (including the basement), containing a total leasable floor area of approximately 22,300 square feet. The building is a reinforced masonry building constructed in 1907. The building was renovated in 1989 to meet seismic and other building code requirements and subsequently leased in its entirety to the current tenant, a San Francisco law firm. The building is in excellent condition based on a third-party property condition report dated November 1998.

         The property is located just north of the downtown central business district in the Jackson Square neighborhood, an historical area consisting primarily of low-rise office buildings. Many buildings in this area are of brick construction and have been renovated to accommodate office use. The area has become a niche market location for law firms, graphic designers and consultants. Retail activity in the area is also niche-oriented with a high concentration of antique dealers in addition to restaurants and business support services. Interstate 80 is located approximately one mile south of the area.

         The property has been owned by Mr. Maniar since he acquired it from an unrelated party in 1980. The property is secured by a first deed of trust in favor of a commercial bank with an initial principal amount of $4,800,000, bearing interest at the fixed rate of 6.67% per annum, amortized over 30 years, with the unpaid balance due January 2009. An independent MAI appraiser valued this property at $6,750,000 as of October 1998. This property illustrates implementation of Montgomery's strategy of acquiring improved properties that can be renovated significantly to improve cash flow and appreciation potential.

         The Keker & Van Nest lease is due to expire on November 18, 2004. However, Keker & Van Nest has a five-year option to extend the term of the lease, which was exercised by Keker & Van Nest by a letter dated March 9, 2004. The lease requires that Montgomery, the landlord, advise Keker & Van Nest of the proposed "fair market value" rental rate for the next five-year term not less than 120 days prior to the expiration of the current term. The current monthly rent is $59,190.

         If Keker & Van Nest disagrees with Montgomery's proposed "fair market value" rent, then the actual rental rate will be determined by means of "baseball arbitration." "Baseball arbitration" requires that Montgomery select a fair market value rental rate, that Keker & Van Nest select a fair market value rental rate, and that a panel of three arbitrators determines a fair market value rental rate. The actual rental rate that will apply during the five-year option period will be whichever of the two rental rates chosen by Montgomery and Keker & Van Nest is closest to the fair market value rate selected by the arbitrators. The rental rate will not be the fair market rent chosen by the arbitrators. Since the landlord or tenant only prevails if the rate chosen by it is closest to the rate determined by the arbitrators, the process tends to force both landlord and tenant to select probable and reasonable rental rates, such that the procedure has been nicknamed "baseball arbitration." The parties intend to meet and discuss the future rental rate in an informal setting prior to commencing the process set forth in the lease. Regardless of the actual rental rate, both Montgomery and Keker & Van Nest are now bound to the extension of the lease for an additional five years.

         Orchard Supply Shopping Center

         The Orchard Supply Shopping Center is located at 1041-1061 Market Place, San Ramon, California 94583, on a 4.06-acre lot. The shopping center consists of one building containing 51,518 square feet and another containing 3,182 square feet. The larger building is leased to Orchard Supply Hardware under a lease, with monthly rental payments of $40,802 (exclusive of reimbursement and percentage rent), that expires June 2013. The smaller building is leased to three separate small businesses, for aggregate monthly rentals of $9,024 (including both base rent and monthly impounds). There are approximately 220 asphalt-paved parking spaces on the east and south sides of the shopping center. The property is located in the incorporated city of San Ramon in Contra Costa County, California, approximately 25 miles east of San Francisco and 15 miles east of Oakland.

         Beginning in 1980, major companies began relocating large office facilities to central Contra Costa County, causing an office development boom throughout the subsequent decade. Major corporations have chosen Contra Costa County because of lower rental prices and availability of larger floor-space offices, as compared to San Francisco. The property is adjacent to the Bishop Ranch residential development and is defined by numerous retail shopping centers. In addition, the county has undergone rapid residential growth because of its proximity to Silicon Valley and comparatively reasonable residential real estate prices.

         The property was purchased by Mr. Maniar in December 1991 from an unrelated third party. The Orchard Supply Shopping Center is secured by a first deed of trust in favor of an unrelated lender with an initial principal amount of $5,100,000, bearing interest at 7.05% per annum, amortized over 30 years with the unpaid balance due August 2008. In May 1998, Mr. Maniar obtained an independent MAI appraisal of the improved property of $6,500,000. Montgomery is currently exploring the possible sale of this property and has retained DIMC to act as the real estate brokerage firm in that regard.

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

         Dinesh Maniar, the majority shareholder of Montgomery (and its president and chairman of the board), has more than 30 years experience in real estate development. With such a background and the assistance of DIMC, Montgomery believes it is capable of developing the project once economic conditions again warrant such development.

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

         Front Street Office Building

         On July 25, 2003, Montgomery acquired the Front Street Office Building from Dinesh Maniar, the principal shareholder of Montgomery, for a purchase price of $4,485,000. The Front Street Office Building had been purchased by Mr. Maniar on September 18, 2002, for a purchase price of $4,030,000, together with closing costs of $56,346. From the period September 18, 2002, until July 30, 2003, Mr. Maniar made capital improvements to the Front Street Office Building in the amount of $447,000. The purchase of the Front Street Office Building from Mr. Maniar was authorized by the Montgomery's board of directors, with Mr. Maniar abstaining from that vote.

         The Front Street Office Building was erected in 1927 and contains approximately 22,600 square feet on approximately 0.14 acre of land. The ground floor and basement of the Front Street Office Building has been occupied for over 40 years by a single tenant, Schroeders' Restaurant. During the period Mr. Maniar owned the property, he made various capital improvement expenditures on the building, primarily in the form of architectural, development and planning commission fees. The architectural fees were incurred to develop plans to renovate the office space and basement and expand the effective space for Schroeders' Restaurant, while at the same time providing a wine tasting room at the front of the building for another of Mr. Maniar's ventures, Diamond Oaks Vineyards. The renovation plans were included with the purchase.

         The Front Street Office Building was appraised on July 9, 2002, at a stabilized value of $4,380,000 and with an as-is price of $4,030,000. A "stabilized value" of a property is the value the property would be worth if it were fully leased at market rates. In approving the transaction, the board of directors considered in particular the cost per square foot price of the Front Street Office Building as compared to comparable properties; the proposal from affiliates of Mr. Maniar to lease the top floor and a portion of the expanded basement for an aggregate of $16,000 per month; the Schroeders' Restaurant lease, which pays $12,000 per month; and the potential for market appreciation upon renovation of the building.

         Front Street Office Building Renovation

         Montgomery is in the process of renovating the Front Street Office Building property to increase leasable space to approximately 18,000 square feet above ground and another 5,000 square feet of basement space. Montgomery, with the assistance of DIMC as its agent, has obtained the initial entitlements and is in the process of filing the plans with the San Francisco Planning Department to obtain building permits. If permits are issued as Montgomery expects, Montgomery anticipates renovating the top three floors into first class office space in downtown San Francisco in 2004.

         Montgomery is also seeking to reacquire certain transferable development rights, or TDRs, to erect office buildings in downtown San Francisco in excess of the height restrictions otherwise controlled by San Francisco's master plan. TDRs were commonly purchased and sold in San Francisco in the 1980s, when a great deal of construction was going on, and developers that wished to erect large buildings were forced to acquire from others the seller's TDRs, so that the initial development space could be expanded. Owners with no intent to expand often sold their TDRs to good economic advantage. The TDRs associated with the Front Street Office Building were sold prior to Mr. Maniar's acquisition of the property in 2002; however, local counsel has indicated that the TDRs may be recaptured, subject to payment of a fair market price, so that the current building can be expanded, providing even more space for offices and/or other amenities.

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

         The renovated building is pre-leased in part. Schroeders' Restaurant has orally agreed to restructure its leasehold premises to take a remodeled basement that will provide more effective storage space for it, while at the same time leaving the portion of the basement facing the entry and street available for a lease to Diamond Oaks Vineyard as a wine tasting room, at a rent of $72,000 per annum ($44 per square foot) as set forth in the Purchase and Sale Agreement. Also, DIMC has agreed to lease the renovated top floor of the Front Street Office Building for $120,000 per annum ($26 per square foot) as set forth in the Purchase and Sale Agreement. The renovation will leave two floors vacant, with each floor having approximately 5,000 square feet of leasable space.

Current San Francisco rents vary from a low of $25 per square foot per year to a high of $60 per square foot per year. Montgomery anticipates that it will be able to lease the space for approximately $30 to $40 per square foot per year. See Management's Discussion & Analysis: Liquidity and Capital Resources.

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

         In August 2003, Montgomery entered into a development agreement with DIMC for DIMC to act as Montgomery's agent with respect to obtaining the building permits, obtaining other necessary permits and planning department approvals, obtaining TDRs, assisting in the construction bid process, and supervising and monitoring the construction. DIMC will also offer its services to assist Montgomery in obtaining a construction loan for the renovation and will act as a broker to assist Montgomery in leasing the building once all renovation is completed.

         Montgomery believes that the successful renovation of the Front Street Office Building will help establish a record of successful real estate renovation and development for Montgomery and wishes to employ DIMC because of its experience in real estate development, financing and leasing. Fees for DIMC personnel will range from $75 to $225 per hour. Additionally, Montgomery has paid $14,000 for plans and will incur approximately another $500,000 in soft costs for additional professional services and carrying costs as part of the renovation.

         Sale of the San Ramon Retail Center

         The San Ramon Retail Center consisted of an approximately 0.21 acre site located adjacent to Montgomery's existing Orchard Supply Shopping Center in San Ramon. The San Ramon Retail Center had a 4,823 square-foot building erected upon it, which was fully leased to three tenants for approximately $11,659 per month. One of the three tenants, Green Valley Cleaners (which occupies approximately 1,666 square feet of the building), made an offer to purchase the San Ramon Retail Center for a purchase price of $1,891,625. The offer was accepted by Montgomery and a formal Purchase and Sale Agreement was entered into in April 2003. The Purchase and Sale Agreement granted Montgomery options to extend the closing, so that Montgomery could attempt to structure the transaction as a tax-free exchange.

         In early July 2003, the prospective buyer indicated that it had to close escrow prior to July 31, 2003, or risk loss of its acquisition financing. Rather than risk a failure of the transaction, Montgomery elected to close escrow and designated the property described above as the Front Street Office Building as a suitable replacement property. The sale escrow closed on July 30, 2003, providing net gain to Montgomery of $895,988 (before tax provision). The net gain reflected on Montgomery's income statement for the period ended December 31, 2003, shows net gain of $539,605, which reflects a provision for income taxes totaling $356,383.

         A tax provision is an estimate of the amount of federal and state taxes that would be paid if a transaction were fully taxable. Such a provision is made regardless of actual tax liability. As discussed in more detail below, while it is possible that the transaction could qualify for tax-free exchange treatment, Montgomery's management has elected to treat the transaction as fully taxable. However, $277,978 of the tax provision relates to federal income taxes and Montgomery had a net operating loss carry-forward of over $1,000,000 such that no federal taxes will be paid. Consequently, only the $41,468 of California state income tax will be paid currently as a result of this transaction.

         Tax Free Exchange Determination

         Pursuant to the instructions of the board of directors, Montgomery structured the sale of the San Ramon Retail Center and the acquisition of the Front Street Office Building with the intent of satisfying the conditions of
Section 1031 of the Internal Revenue Code. It was not certain at the time of the transaction that it would meet all of the conditions required for tax free exchange treatment. Further, a full review had not been made as to whether or not it was in the best interests of Montgomery to treat the transaction as a taxable event, so as to give the Front Street Office Building a higher tax basis for depreciation and sale purposes, or to treat the transaction as a tax-free exchange and accept a "carryover basis" for the Front Street Office Building.

         The board of directors reviewed Internal Revenue Code Sections 1031(f) and 1031(g), which require that when a related party is involved in a tax-free exchange under Internal Revenue Code Section 1031, each of the parties must hold its exchange property for at least two years for the exchange to qualify as a tax-free transaction. Mr. Maniar is a related party because of his controlling stock ownership, and thus, can assure that Montgomery will meet the two-year holding period requirement for the transaction to qualify as a tax-free exchange. However, Montgomery cannot assure that the buyer of Orchard Supply Shopping Center will hold the San Ramon Retail Center for two years. Further, the Internal Revenue Service has issued Revenue Ruling 2002-83 in which the Internal Revenue Service took the position that it would look to the holding period of the exchange accommodator in determining if the two-year holding requirement was met. Since substantially all tax-free exchanges involve the use of an exchange accommodator, the Revenue Ruling (which does not have the effect of law) may be invalid since it would have the practical effect of eliminating related-party, tax-free exchanges, something that Congress has expressly permitted.

         However, after a careful review of the long-term tax effects of treating the transaction as a taxable event, including Montgomery taking the Front Street Office Building with a basis of $4,485,000 (rather than the approximately $1,000,000 carryover basis from the San Ramon Retail Center), Montgomery's net operating loss shielding the company from any current federal tax liability, and the net tax effect for California purposes (which resulted in state tax of approximately $50,000), management elected to treat the transaction as a taxable event. This decision by management also preempts any challenge from the Internal Revenue Service that may be costly to defend, even should management's analysis of the invalidity of Revenue Ruling ultimately prevail in the United States Tax Court.

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

         Between August 1997 and June 1998, Montgomery's activities were limited to maintaining its good standing as a corporation under the laws of Nevada and seeking to identify ongoing assets and operations that Montgomery could acquire in exchange for its common stock. In this effort, management reviewed a number of unimproved and improved properties for possible acquisition, but none was purchased. Otherwise, Montgomery did not engage in business operations or have any income. In March 1998, Keith Cannon, a company shareholder who was aware of Montgomery's search for operations, introduced company officers to Dinesh Maniar, who Mr. Cannon knew to have significant real estate holdings, operations and experience. In approximately March 1998, representatives of Montgomery initiated a review of certain properties and assets of Dinesh Maniar. As this review was being completed, Montgomery and Mr. Maniar initiated discussions as to the terms of a possible transaction. For several months after the initial contacts between Company officers and Mr. Maniar, they discussed from time to time the terms of a possible transaction, while Company management also considered other opportunities. Finally, the negotiations between Company officers and Mr. Maniar led to the execution on January 12, 1999, of a letter of intent to acquire these properties from him.

         In June 1999, Montgomery completed the acquisition of its four properties in the San Francisco Bay area from Mr. Maniar in exchange for 16,000,000 shares of common stock and Montgomery's assumption of approximately $12,400,000 of indebtedness secured by the properties. In connection with the transaction, Mr. Maniar was appointed president of Montgomery and persons designated by him were appointed as four of Montgomery's five directors. Property management and development services, as well as general and administrative support, are provided under a contract with Diversified Investment and Management Corporation, or DIMC, an entity affiliated with Mr. Maniar. See Part III. Item 12. Certain Relationships and Related Transactions.

Properties Listed for Sale

         In order to maximize its potential sources of operating capital, Montgomery has executed two exclusive listing agreements with CB Richard Ellis, a commercial brokerage firm located in San Francisco, California. These exclusive listing agreements concern the Keker & Van Nest Office Building and the Eccles Project, which are being presented to the market at $8,750,000 and $11,000,000, respectively.

         Montgomery's management has not made a final determination as to whether or not to sell these properties and, therefore, a sale of either of these assets within one year is not currently anticipated. Accordingly, these properties have not been reported as discontinued operations in the accompanying financial statements. However, Montgomery is interested in ascertaining the level of interest in these properties, and should a bona fide offer be made at a reasonable price, Montgomery's management will present the offer to the board of directors for its review and direction.

         Montgomery's management deems the continued listing of its real estate assets an important aspect of its business as the equity in these properties is a primary source of long-term financing, whether by sale, refinancing or leasing. Hence, determining the market's valuation of these properties is an important source of information for Montgomery's management.

Risk Factors

         Montgomery's proposed operations are subject to the following substantial risks.

         Montgomery's operations and funding are substantially dependent on Dinesh Maniar.

         In June 1999, Mr. Dinesh Maniar was appointed president of Montgomery. Montgomery has been and will continue to be substantially dependent on the continued participation of Mr. Maniar. The loss of Mr. Maniar's knowledge and abilities could have a material adverse effect on Montgomery's operations and the results of its proposed development and operation of its properties. Mr. Maniar manages the day-to-day affairs of Montgomery. However, he also owns and manages three other business activities in California: a commercial vineyard operation of approximately 530 acres in Napa and Sonoma Counties; a winery and wine marketing company; and a private real estate portfolio consisting primarily of an apartment complex and a retail shopping center. Day-to-day management of these other businesses is delegated to employees, but Mr. Maniar determines all significant or strategic decisions. Mr. Maniar does not devote his full time and attention to the affairs of Montgomery.

         Further, since Montgomery began real estate operations in June 1999, Montgomery has depended upon Mr. Maniar, the president and principal shareholder to make loans, from time to time, to Montgomery whenever its working capital has been too limited to meet immediate expenses. In March 2004, Mr. Maniar made a loan of $100,000 to Montgomery to assist Montgomery in meeting its California income tax liability, real property tax liability, and other immediate cash needs. Additionally, Mr. Maniar has personally guaranteed the loans on the Eccles Project and on the Front Street Office Building and will likely have to personally guarantee any construction loans made for said properties. While Mr. Maniar has traditionally made these loans to Montgomery, he is under no legal obligation to do so.

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

         o adverse changes in zoning laws, other laws and regulations, and real property tax rates;

         o        damage from earthquakes or other natural disasters;

         o        the availability and expense of liability insurance; and

         o the ability of the enterprise to provide for adequate maintenance of its property.

There can be no assurance that any property will be sufficiently occupied at rents sufficient to ensure sustained operations or allow adequate cash flows to Montgomery. The success of Montgomery and any of Montgomery's investments will depend upon factors that may be beyond the control of Montgomery or any of its directors or officers and cannot be predicted at this time.

         Montgomery's properties are subject to substantial encumbrances.

         As of December 31, 2003, Montgomery's mortgage liabilities totaled $15,159,817 and the fair market value of Montgomery's real estate assets, as determined by independent MAI appraisals dated between September 1998 and July 2002, show a total of $29,650,000 in assets. Montgomery will have to incur substantial additional indebtedness to develop the Eccles Project if it determines to undertake development and construction and to renovate the Front

Street Office Building. In the event Montgomery is unable to make any required payments due under any indebtedness secured by its properties, the secured party could foreclose on the related property and Montgomery's operations would be adversely affected.

         Montgomery will require substantial additional funds to develop the Eccles Project.

         Montgomery has evaluated certain alternatives with respect to the development, lease or sale of the Eccles Project land. In the event development and construction are undertaken by Montgomery, management estimates that it will require approximately $45,000,000 to $60,000,000 in construction and permanent financing to undertake such development. Montgomery has not obtained binding commitments for such financing and will be dependent on the availability of such financing from commercial sources. As a new entrant into the real estate development business in the San Francisco Bay area, Montgomery may not be able to obtain required financing on favorable terms or at all. Further, given the downturn in the economic cycle, finding suitable tenants may be more time-consuming and/or demand greater concessions by Montgomery. Montgomery may attempt to diversify the risk by entering into joint ventures or other arrangements with third parties. However, this would also decrease Montgomery's return on its investment. Some sources of financing may demand that Mr. Maniar, as a principal shareholder, president and director of Montgomery, personally guarantee company indebtedness, and Mr. Maniar is under no obligation to do so. If Montgomery cannot obtain the required funds, it will be unable to develop the Eccles Project by itself.

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

         Montgomery will require substantial additional funds to develop the Front Street Office Building.

         Montgomery has evaluated certain alternatives with respect to the development, lease or sale of the Front Street Office Building. In the event the planned renovation is undertaken, management estimates that it will require approximately $2,000,000 to $6,000,000 in construction and permanent financing, respectively, to undertake such renovation. Montgomery has not obtained binding commitments for such financing and will be dependent on the availability of such financing from commercial sources. As a new entrant into the real estate development business in the San Francisco Bay area, Montgomery may not be able to obtain required financing on favorable terms or at all. Further, given the downturn in the economic cycle, finding suitable tenants may be more time-consuming and/or demand greater concessions by Montgomery. Montgomery may attempt to diversify the risk by entering into joint ventures or other arrangements with third parties. However, this would also decrease Montgomery's return on its investment. Some sources of financing may demand that Mr. Maniar, as a principal shareholder, president and director of Montgomery, personally guarantee company indebtedness, and Mr. Maniar is under no obligation to do so. If Montgomery cannot obtain the required funds, it will be unable to develop the Eccles Project or the Front Street Office Building by itself.

         Montgomery's officers and directors are subject to conflicts of interest.

         Montgomery's officers and directors and their affiliates have been, are and will continue to be subject to significant conflicts of interest. Officers and directors will be subject to competing demands for their limited time as they divide their attention between managing Montgomery's and their other business and investment interests. In some instances, officers and directors, particularly Mr. Maniar, will invest in real estate without participation by Montgomery. Such persons will be responsible for allocating such portions of their time as they may deem appropriate to the business affairs of Montgomery. Mr. Maniar is the sole owner, president and a director of DIMC, which provides a broad array of services to Montgomery. Montgomery obtains property management services, legal, accounting and bookkeeping services, administrative support and office use from DIMC pursuant to the terms of a management contract, pursuant to which DIMC currently receives a minimum of $10,000 per month as payment for these services.

         While this agreement was approved by a unanimous vote of Montgomery's outside directors (Mr. Maniar abstained because of the conflict of interest resulting from his affiliation with both Montgomery and DIMC), this does not guarantee the absence of a conflict of interest. There can be no assurance that any of the foregoing or other conflicts of interest will be resolved in favor of Montgomery or its shareholders. Other than the board of directors' requirement that all transactions between Montgomery and DIMC be approved by the audit committee, Montgomery has adopted no policies respecting the resolution of actual or potential conflicts of interest.

         Under Nevada law, Montgomery's officers and directors are obligated to exercise their powers in good faith and with a view to the interests of the corporation, considering both the long-term and short-term interests of the corporation and its shareholders, including the possibility that these interests may best be served by the continued independence of the corporation from ownership by an acquiring entity. No transaction between Montgomery and one or more of its officers or directors, an entity in which such officers or directors also serve as officers or directors, or in which they have a financial interest, is void or voidable if any of the following occur:

         o the fact of such common directorship, office or interest is disclosed or known to the board or committee and noted in the minutes and a majority of the board or committee approves the transaction in good faith, without counting the vote of common or interested directors;

         o the fact of such common directorship, office or interest is disclosed or known to the shareholders and the transaction is approved by the holders of a majority of the common stock, with the stock of the common or interested directors voting;

         o the fact of the common directorship, office or financial interest is not known to the person having such common directorship, office or financial interest when it is considered by the board of directors; or

         o the transaction is fair to Montgomery at the time it is approved or ratified.

         Although Mr. Maniar has abstained, in accordance with the foregoing provision, from voting as a director on matters in which he has a conflicting interest, he is not required and does not intend to abstain in matters submitted to the shareholders for approval under the foregoing provisions. Inasmuch as Mr. Maniar currently owns beneficially 97.3% of the issued and outstanding common stock, he would be able to assure shareholder approval of any transaction in which he is an interested person. See Part III. Item 11. Security Ownership of
 Certain Beneficial Owners and Management.

         Montgomery's articles of incorporation provide that the personal liability to the corporation of officers and directors for breach of fiduciary duty is limited to acts or omissions that involve intentional misconduct, fraud or a knowing violation of law.

         Mr. Maniar, as the beneficial owner of 97.3% of Montgomery's issued and outstanding common stock, also owes a fiduciary duty to Montgomery and its other shareholders, particularly when considering mergers, sales of assets, or other extraordinary matters requiring shareholder approval. Such fiduciary duty generally may be breached if Mr. Maniar acts as a controlling shareholder to oppress the minority or approve matters that are unfair to Montgomery and its other shareholders.

         The appraisals of Montgomery's properties are subject to numerous uncertainties.

         There are numerous uncertainties inherent in estimating the value of real estate. The estimated values set forth in the appraisals of Montgomery's properties are based on various comparisons to sales prices of other properties; predictions about market conditions, demand, vacancy rates and other factors; assumptions about the properties' condition, conformance with laws and regulations, absence of material defects, and a variety of numerous other factors; estimates of lease revenues and operating expenses; and other items. Any significant change in these comparisons, predictions, assumptions and estimates, most of which are beyond the control of Montgomery, could materially and adversely affect such estimated market values. Montgomery cannot assure that it would be able to sell the properties at a price at or above their appraised market valuation.

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

         Real estate investments are relatively illiquid, which limits Montgomery's short-term ability to restructure its portfolio in response to changes in economic or other conditions. The appraisals obtained for the properties estimate a nine- to 12-month period for marketing the properties such that immediate liquidity at said values is not available.

         Montgomery's properties are geographically concentrated.

         All of Montgomery's properties are located in the San Francisco Bay area. Adverse economic factors or other changes in this area could adversely impact Montgomery's operations and revenues.

         Montgomery has few tenants.

         Most of Montgomery's properties are occupied by a single tenant or a limited number of tenants, many of which are large, financially stable entities. Two tenants currently occupy about 78% of Montgomery's leasable square feet, and lease revenues from the two tenants represented approximately 83% of Montgomery's rental income (including tenant reimbursements) during 2003 and 2002. Losing a key tenant could adversely affect Montgomery's operating results while it seeks a qualified replacement from a limited number of potential large tenants. Montgomery may incur significant costs for renovation, leasing commissions, or the construction of leasehold improvements if tenants are changed, particularly if a property with a single large tenant is converted to multiple tenant use.

Title to Properties

         In connection with acquiring its properties from Mr. Maniar, Montgomery conducted a due diligence review of title to the properties. In addition, Montgomery purchased title insurance coverage from a major title insurance company, insuring marketable title to all four of its current properties in the name of Montgomery in the full amount of the valuation set forth in the appraisals obtained by Mr. Maniar in connection with refinancing of the properties in 1998 and 1999, except that the Front Street Office Building was insured for $4,485,000 in 2003. Based on the foregoing, Montgomery believes it has clear and marketable title to all of its current properties, except for the obligations assumed and outlined above.

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

         State and Local Regulation

         The commercial real estate industry is subject to extensive state and local government regulation, including zoning restrictions, building code requirements, environmental law, the Americans with Disabilities Act of 1990, or the ADA, and similar laws. All of the properties owned by Montgomery currently comply with all relevant zoning, building, environmental and ADA laws; however, there can be no assurance that these laws will not be changed and impose upon Montgomery the legal duty to make changes to its properties to comply with said laws.

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

         Phase I environmental reports on Montgomery's existing properties, dated as follows, report an absence of any significant or adverse quantities of toxic waste or hazardous materials at the properties:

                  Keker & Van Nest Office Building            November 1998
                  Orchard Supply Shopping Center                   May 1998
                  Eccles Center                                  March 1998
                  Front Street Office Building                    June 2002

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

Employees and Consultants

         Montgomery obtains all of its services through outside management companies and through outside consultants. Montgomery does not have any employees other than the officers of Montgomery, who presently serve without compensation from Montgomery. Montgomery obtains all of its property management services from DIMC and must rely upon the employees and other facilities of DIMC for all day-to-day management decisions and actions. See Part III. Item 12. Certain Relationships and Related Transactions. Montgomery's legal and accounting work is done primarily through outside law firms and accounting firms, although most routine transactions are handled through the staff attorneys, accountants and other employees of DIMC. The management contract with DIMC has a five-year term, which expires on December 31, 2005.

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

--------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         No matters were submitted to a vote of Montgomery's security holders during the quarter ended December 31, 2003.

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

         The trading volume of the common stock is extremely limited, reflecting the small number of shares believed by Montgomery to be eligible for public trading and the limited number of shareholders. Montgomery believes that less than 200,000 shares of the 16,500,000 currently issued and outstanding shares of common stock are eligible for sale in any trading market that may exist for the common stock. This small number of shares available to be publicly traded creates the potential for significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. It is likely that trading prices and volumes for the common stock will fluctuate in the future, without regard to the business activities of Montgomery.

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

         The common stock is listed on the Nasdaq Stock Market OTC Bulletin Board, or OTCBB, under the symbol "MGRY." The following table sets forth the high and low bid information for Montgomery's common stock as reported on the OTCBB for the periods indicated, based on interdealer transactions, without retail markup, markdown, commissions or adjustments (which may not reflect actual retail transactions):

                                                         High       Low
                                                        --------   -------

2004:
    Second Quarter (through April 2, 2004)............   $1.30      $0.90
    First Quarter.....................................    1.30       0.90
2003:
    Fourth Quarter....................................   $1.00      $0.80
    Third Quarter.....................................    1.10       0.75
    Second Quarter....................................    1.25       0.75
    First Quarter.....................................    1.10       0.84

                                                         High       Low
                                                        --------   -------
2002:
    Fourth Quarter....................................   $0.85      $0.84
    Third Quarter.....................................    1.10       0.70
    Second Quarter....................................    1.10       1.00
    First Quarter.....................................    1.125      1.01

         As of April 2, 2004, Montgomery had 42 sharehol of record.

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

Summary

         Although Montgomery operated the real estate owned by it during the years 2001 and 2002 and engaged in both rental operations as well as financing operations, in 2003 Montgomery made its first sale of commercial real estate together with its first acquisition of commercial real estate since its inception. Consequently, 2003 marks a new period for Montgomery's growth and expansion and management sees 2003 as a year that allowed Montgomery to commence operations as a real estate development company. The principal uncertainties facing Montgomery in the opinion of management are the futures of the Eccles Project property and the Front Street Office Building. Montgomery has not determined whether to develop, lease, sell or exchange the Eccles Project property and, given the current recession, is unable to determine when it will make such a decision. Whatever decision is ultimately reached, it will have a significant effect on the future of the Company. The renovation of the Front Street Office Building is Montgomery's largest immediate challenge. Without such a renovation, Montgomery's properties now have negative cash flow. Montgomery's ability to renovate the Front Street Office Building and lease the newly-renovated space such that positive cash flow is restored will have a significant impact on the results of future operations.

Results of Operations for December 31, 2003

         Montgomery's net income for the year ended December 31, 2003, was $458,511, an increase of 790% from the loss of $66,430 for the year ended December 31, 2002.

         Montgomery's total revenues for the year ended December 31, 2003, increased from $1,382,943 to $1,482,213, or 7.2%, from 2002 to 2003. This increase is primarily due to the acquisition of the Front Street Office Building on July 30, 2003.

         Total operating expenses for the year ended December 31, 2003, increased from $703,591 to $798,987, or 13.5%, from 2002. While most operating expenses showed expected variations due to variable costs, such as utilities and insurance, property tax expense increased from $229,216 in 2002 to $251,872 in 2003. This increase was primarily due to the purchase of the Front Street Office Building. Management expects that in 2004, real estate tax expense will stabilize at approximately $280,000 per year.

         Net interest expense for the year ended December 31, 2003, increased from $807,750 in 2002 to $828,239, or 2.5%. Again, this increase was primarily due to the purchase of the Front Street Office Building.

         The operating income of the San Ramon Retail Center has been reported as discontinued operations. A gain on sale of $539,605 was recognized in 2003.

Ongoing Rental Income

         As of December 31, 2003, the Orchard Supply Shopping Center and the Keker & Van Nest Office Building were 100% leased under lease terms extending beyond the end of 2004. The Front Street Office Building is partially leased to a tenant for a term extending beyond the end of 2004, and the balance of the Front Street Building is being prepared for renovation to permit its leasing to office tenants within the next 24 months. No decrease in Montgomery's rental revenues is anticipated, other than that caused by the sale of the San Ramon Retail Center.

         The Keker & Van Nest Office Building is subject to a written lease with the law firm of Keker & Van Nest expiring on November 18, 2004. Keker & Van Nest exercised its option to renew the lease. The rental rate has not yet been established, but will be the "fair market rate" as determined by the arbitration process. See Part I. Item 1. Description of Business and Property:
Properties--Keker & Van Nest Office Building. The Front Street Office Building, which currently has one tenant, Schroeders' Restaurant, is subject to a 10-year lease with rights of renewal. The Orchard Supply Shopping Center has as its major tenant Orchard Supply Hardware, a division of Sears Roebuck & Co., and has possession of over 50,000 square feet, or 95% of the leasable space of the Orchard Supply Shopping Center, through 2013. The balance of the Orchard Supply Shopping Center is leased to three small tenants, each of which has a lease that extends through the end of 2004. The only real estate asset owned by Montgomery that is not income producing is the Eccles Project, which consists of approximately 7.4 acres of land suitable for sale, development or other disposition.

Operating Agreements with Affiliated Corporations

         Montgomery has two separate agreements with DIMC, which is owned by Dinesh Maniar, the majority shareholder of Montgomery. These two agreements are:

                  (1) a Contract for Management executed June 1999 and filed as an exhibit to Montgomery's Registration Statement on Form 10-SB; and

                  (2) a Development Consulting Agreement executed August 2003 and filed as an exhibit to Montgomery's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

         The property management agreement requires that Montgomery pay to DIMC a monthly fee for DIMC's services in managing Montgomery's real estate portfolio. Montgomery has no employees, and therefore, except for the services rendered by its officers, does not engage in the direct operation of the real estate assets. Instead, Montgomery has delegated this task to DIMC for a monthly fee, and DIMC handles all rent collection, repair and tenant relation issues.

         As provided in the Purchase and Sale Agreement relating to the Front Street Office Building as approved by Montgomery's board of directors, Montgomery entered into the Development Consulting Agreement to engage DIMC, with over 14 years of experience with property management, tenant relations, and real estate development and renovation, to lead the effort in obtaining entitlements and building permits, obtaining architectural plans and specifications, bidding the construction project and otherwise overseeing the planned renovation of the Front Street Office Building. Under the Development Consulting Agreement, Montgomery paid DIMC a fee of $25,000 per month for the months of August, September and October 2003, when the entitlements were obtained, with a further fee to be negotiated upon the commencement of construction.

         DIMC, which is 100% owned by Dinesh Maniar (who also owns 97.3% of Montgomery's common stock), acted as broker for Montgomery with respect to the sale of the San Ramon Retail Center and received a commission of 2% of the gross sales price. DIMC was prepaid $40,000 towards the commission; however, the actual sale amount was less than anticipated and consequently, DIMC repaid Montgomery the sum of $2,168 as a refund for excess commission prepaid. DIMC was not paid any commission with respect to the purchase of the Front Street Office Building. DIMC's role as broker and its commission amount were approved by Montgomery's board of directors at a special meeting, with Dinesh Maniar abstaining.

         In December 2003, Montgomery's board of directors determined that no increase in the property management fees paid to DIMC would be permitted without board approval and that any further transactions between Montgomery and DIMC would require the approval of the audit committee.

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

         In addition, subsequent to the Purchase and Sale Agreement between Montgomery and the seller of the Front Street Office Building, Montgomery paid $75,000 to DIMC under the Development Consulting Agreement. Montgomery has also paid approximately $48,000 under the Development Consulting Agreement for reimbursement and payment of costs involved in the renovation of the Front Street Office Building and $10,000 in advances for future costs that are being incurred.

         In addition to the foregoing development expenses, Montgomery used approximately $80,000, which consisted primarily of $30,000 in management fees paid to DIMC, $50,000 paid to the State of California as the estimated tax payment that accompanied the Application for Extension for Time to file the corporate tax return, together with ordinary operating expenses.

         The real property tax installment due on April 10, 2004, totaled $140,330, of which $72,966 was paid through property tax impounds and $67,364 was paid directly from Montgomery. Because of these demands on cash, Montgomery borrowed $100,000 from its principal shareholder, Dinesh Maniar, on March 31, 2004.

         Therefore, the cash used in the acquisition of the Front Street Office Building has led to a net reduction in liquidity of approximately $173,000. Management, aware of the need to renovate the Front Street Office Building and to maintain adequate levels of working capital, is currently seeking a construction lender to fund the renovation costs associated with the Front Street Office Building, so that the diminution of working capital will not continue. Historically, whenever Montgomery has had a diminution in its working capital, its principal shareholder, Dinesh Maniar has made short-term loans to Montgomery; however, Mr. Maniar is under no obligation to do so in the future and has made no such commitments as of the date of this report.

         The expenditures for the acquisition and renovation of the Front Street Office Building are being capitalized and therefore do not impact operating revenue. However, the acquisition and renovation costs are reducing Montgomery's liquidity and will likely continue to do so until such time as a construction loan or other financing can be obtained. Historically, Mr. Maniar has provided short-term loans to Montgomery; however, there is no agreement to do so in the future and we cannot assure that he will do so in the future.

         However, at this time, Montgomery does not have a commitment for a construction loan, nor have building permits and related approvals been issued. Therefore, there are a number of risk factors that can affect Montgomery's long-term liquidity, especially in view of Montgomery's plan to terminate its current mortgage loan expenses as they relate to the Front Street Office Building.

         Operating expenses for the Front Street Office Building are minimal, as the tenant is required to pay for its own utilities and related matters, and with the absence of other tenants, the common area expenses are currently at approximately $3,900 per annum. However, Montgomery is now no longer paying the mortgage debt on the San Ramon Retail Center, which was $77,936 per annum, or $6,495 per month (the debt expense is based upon the historical mortgage expenses under the loan as paid during the prior three-year period at a fixed rate of 9.03%).

         The mortgage payments on the Front Street Office Building at December 31, 2003, were $225,672 per year, or $18,806 per month, making the net change in mortgage expense an increase of $147,736 per year, or $12,311 per month. The first mortgage loan on the Front Street Office Building is an interest-only loan.

         Consequently, the net effect of the sale of the San Ramon Retail Center and the acquisition of the Front Street Office Building is a net decrease in annual operating cash flow of approximately $141,000 (based on income from continuing operations before depreciation and amortization). Montgomery now has a negative net cash flow from operations of $157,269 as shown on the Statement of Cash Flows for the year ended December 31, 2003. This is a change from the positive cash flow from operations of $130,968 reported on the Statement of Cash Flows for the year ended December 31, 2002.

         The second mortgage loan in the amount of $600,000 on the Front Street Office Building was due December 1, 2003. The lender agreed to extend the maturity date to June 1, 2004, and increase the loan amount by $100,000, so the loan is currently in the amount of $700,000. Additionally, the lender allowed Montgomery to assume the loan without payment of any additional points for the assumption provided that Mr. Maniar continued his personal guaranty, which he did.

         The first mortgage loan in the amount of $2,800,000 on the Front Street Office Building has not been assumed by Montgomery and such an assumption, if permitted by the lender, would likely generate a fee of 1% of the loan amount or $28,000. Although the lender is aware of the sale from Mr. Maniar to Montgomery, the lender has not demanded assumption or a loan assignment fee. Under the terms of the loan documents, the lender is not required to permit Montgomery to assume the loan; however, Montgomery's management is confident that the lender would permit such an assignment and assumption, subject to payment of the $28,000 fee and Mr. Maniar's personal guaranty. The first mortgage loan currently shows Mr. Maniar as the promisor, and Mr. Maniar's personal financial strength is supporting the loan.

         Operating Activities

         Operating activities for the year ended December 31, 2003, used cash of $157,269, compared to net cash provided by operating activities for the year ended December 31, 2002, of $130,968, a decrease of cash provided by operations of $288,237, or 220.1%.

         Investing Activities

         Total cash used in investing activities increased to $17,238 for the year ended December 31, 2003, as compared to the $7,304 used in the prior 12-month period, or 336.0%.

         Cash flow from investing activities in 2003 involved the purchase of the Front Street Office Building for cash of $1,085,000 and the net proceeds from the sale of the San Ramon Retail Center in the amount of $1,102,238. Capital expenditures to the Keker & Van Nest Office Building of $7,304 were incurred for the year ended December 31, 2002; however, no capital expenditures to the Keker & Van Nest Office Building were incurred for the year ended December 31, 2003.

         Financing Activities

         Montgomery's financing activities for the year ended December 31, 2003, included the discharge of all indebtedness associated with the San Ramon Retail Center paid directly from gross proceeds of the sale and scheduled repayments on existing debt. Montgomery acquired the Front Street Office Building subject to existing first and second mortgages of $2,800,000 and $600,000, respectively, however these financing activities did not result in the exchange of cash. Additionally, Montgomery refinanced the second mortgage on the Front Street Office Building in 2003, increasing the loan amount to $700,000 and extending the maturity date to June 1, 2004. The lender also permitted Montgomery to assume the loan.

Equity in Real Estate

         Although Montgomery has negative cash flow from its operating activities, Montgomery believes that it will continue to operate on a long-term basis, provided that sufficient cash to cover activities is forthcoming through refinancing its properties or through loans from its majority shareholder. While Montgomery is able to realize cash flow from refinancing existing assets, Montgomery's methods of obtaining acquisition and development capital come from either additional financing activities or the sale or exchange of existing real estate assets, so as to realize a cash or trade value from the equity generated by appreciation of real estate assets. Absent additional capital from financing activities or the sale or exchange of real estate assets, Montgomery may not have sufficient cash flow to fund expansions or acquisitions.

Capital Requirements

         As of December 31, 2003, Montgomery's properties have the following net book values and estimated fair values based on independent appraisals performed between October 1998 and July 2002:

                                                                Net Book Value
                                                           --------------------------   Appraisal      Appraisal
Property                                                        2003          2002        Value           Date
--------                                                        ----          ----        -----           ----
Keker & Van Nest Office Building......................      $ 2,638,847  $ 2,742,972   $ 6,750,000    October 1998
San Ramon Retail Center...............................               --      874,320     1,200,000   December 1998
Orchard Supply Shopping Center........................        3,666,438    3,742,649     6,500,000   September 1998
Eccles Project........................................          539,500      539,500    12,370,000    February 2002
Front Street Office Bldg..............................        4,469,642           --     4,030,000      July 2002
                                                            -----------  -----------
                                                            $11,314,427  $ 7,899,441
                                                            ===========  ===========

         Therefore, Montgomery's properties have a combined fair market value of approximately $29,650,000 based on the most recent appraisals available as of December 31, 2003, as compared to the historical cost, net of depreciation at December 31, 2003, of approximately $11,314,000. The difference of approximately $18,336,000 represents an important financial resource for Montgomery.

         Due to the negative cash flow from operations, Montgomery must take one or more of the following actions to maintain adequate liquidity: (1) sell assets; (2) refinance assets; and/or (3) borrow money on an unsecured basis. On March 31, 2004, Montgomery's principal shareholder, Dinesh Maniar, made an unsecured loan to Montgomery in the amount of $100,000. The note bears interest at the rate of 10% per annum and is due April 1, 2005. See Exhibit 10.15.

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

         Montgomery believes that diversification is the key to long-term real estate industry viability and success. Therefore, Montgomery plans to continue to diversify its current portfolio with future acquisitions of income-producing real estate and/or real estate with development potential. Montgomery may seek the capital for such growth and diversification through a combination of asset sales or exchanges, refinancing through commercial loan sources, as well as through the sale of debt or equity securities.

Other Transactions

         DIMC, which is 100% owned by Dinesh Maniar (who also owns 97.3% of Montgomery's common stock), acted as broker for Montgomery and received a commission of 2% of the gross sales price on the sale of the Sam Ramon Retail Center. DIMC was not paid a commission for the purchase of the Front Street Office Building. DIMC's role as broker and its commission amount were approved by Montgomery's board of directors at a special meeting, with Dinesh Maniar abstaining.

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

--------------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The financial statements of Montgomery, including the required independent auditors' reports, are included, following a table of contents, beginning at page F-1 immediately following the signature pages to this report.


--------------------------------------------------------------------------------
              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         None.

--------------------------------------------------------------------------------
                        ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

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

                                    PART III

--------------------------------------------------------------------------------
     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

         The information from the definitive information statement for the 2004 Annual Meeting of Stockholders under the caption "Election of Directors:
Executive Officers, Directors and Nominees" and "Compliance with Section 16(a) of the Exchange Act" is incorporated herein by reference.

--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The information from the definitive information statement for the 2004 Annual Meeting of Stockholders under the caption "Election of Directors:
Executive Compensation" is incorporated herein by reference.

--------------------------------------------------------------------------------
          ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         The information from the definitive information statement for the 2004 Annual Meeting of Stockholders under the caption "Election of Directors:
Security Ownership of Certain Beneficial Owners and Management and Related Transactions" is incorporated herein by reference.

--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         The information from the definitive information statement for the 2004 Annual Meeting of Stockholders under the caption "Election of Directors: Certain Relationships and Related Transactions" is incorporated herein by reference.


--------------------------------------------------------------------------------
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a) Exhibits:

  Exhibit
  Number            Title of Document                                      Location
----------- -------------------------------------------------- ----------------------------------------------
  Item 3    Articles of Incorporation and Bylaws
----------- -------------------------------------------------- ----------------------------------------------
   3.01     Articles of Incorporation                          Incorporated by reference from the
                                                               Registration Statement on Form 10-SB filed
                                                               January 19, 2000, SEC File No. 000-28981.

   3.02     Amendment to Articles of Incorporation             Incorporated by reference from the
                                                               Registration Statement on Form 10-SB filed
                                                               January 19, 2000, SEC File No. 000-28981.

  Exhibit
  Number            Title of Document                                      Location
----------- -------------------------------------------------- ----------------------------------------------
   3.03     Bylaws                                             Incorporated by reference from the
                                                               Registration Statement on Form 10-SB filed
                                                               January 19, 2000, SEC File No. 000-28981.

  Item 4    Instruments Defining the Rights of Security Holders
----------- -----------------------------------------------    ----------------------------------------------
   4.01     Articles of Incorporation                          Incorporated by reference from the
                                                               Registration Statement on Form 10-SB filed
                                                               January 19, 2000, SEC File No. 000-28981.

   4.02     Amendment to Articles of Incorporation             Incorporated by reference from the
                                                               Registration Statement on Form 10-SB filed
                                                               January 19, 2000, SEC File No. 000-28981.

   4.03     Bylaws                                             Incorporated by reference from the
                                                               Registration Statement on Form 10-SB filed
                                                               January 19, 2000, SEC File No. 000-28981.

Item 10     Material Contracts
----------- -----------------------------------------------    ----------------------------------------------
  10.01     Purchase and Sale Agreement dated effective        Incorporated by reference from the
            May 5, 1999, by and between Dinesh Maniar and      Registration Statement on Form 10-SB filed
            Montgomery Realty Group, Inc.                      January 19, 2000, SEC File No. 000-28981.

  10.02     Lease Agreement dated April 21, 1988, by and       Incorporated by reference from the
            between Dinesh Maniar, landlord, and John W.       Registration Statement on Form 10-SB filed
            Keker, P. C., William A. Brockett, P.C.,           January 19, 2000, SEC File No. 000-28981.
            Robert A. Van Nest, P.C. and individually
            John W. Keker, William A Brockett, Robert A.
            Van Nest, R. Elaine Leitner, David J.
            Meadows, Jeffrey R. Chanin, and Gary M.
            Cohen, and Keker & Brockett, California
            General Tenants, regarding the lease of real
            property commonly known as Keker & Van Nest
            Office Building

  Exhibit
  Number            Title of Document                                      Location
----------- -------------------------------------------------- ----------------------------------------------
  10.03     Lease Agreement dated July 20, 1988, by and        Incorporated by reference from the
            between Pacific Quadrant Development Company,      Registration Statement on Form 10-SB filed
            a California general partnership, as               January 19, 2000, SEC File No. 000-28981.
            landlord, and Wickes Companies, Inc., a
            Delaware corporation, as tenant, regarding
            the lease of real property known as Orchard
            Supply Shopping Center

  10.04     Agreement of Assignment and Assumption of          Incorporated by reference from the
            Leases dated June 2, 1999, by and between          Registration Statement on Form 10-SB filed
            Dinesh Maniar and Montgomery Realty Group,         January 19, 2000, SEC File No. 000-28981.
            Inc. regarding the real property commonly
            known as the Keker & Van Nest Office Building

  10.05     Agreement of Assignment and Assumption of          Incorporated by reference from the
            Leases dated June 2, 1999, by and between          Registration Statement on Form 10-SB filed
            Dinesh Maniar and Montgomery Realty Group,         January 19, 2000, SEC File No. 000-28981.
            Inc. regarding the real property commonly
            known as the Orchard Supply Shopping Center

  10.06     Contract for Management Agreement dated            Incorporated by reference from the
            June 9, 1999, by and between Montgomery            Registration Statement on Form 10-SB filed
            Realty Group, Inc. and Diversified Investment      January 19, 2000, SEC File No. 000-28981.
            and Management Corporation, relating to
            management services provided to Montgomery

  10.07     Promissory Note dated June 2, 1999, in the         Incorporated by reference from the
            original principal amount of $80,000 payable       Registration Statement on Form 10-SB filed
            by Montgomery Realty Group, Inc. to Dinesh         January 19, 2000, SEC File No. 000-28981.
            Maniar

  10.08     Promissory Note dated March 27, 2000, in the       Incorporated by reference from the
            original principal amount of $100,000 payable      Registration Statement on Form 10-SB filed
            by Montgomery Realty Group, Inc. to Dinesh         January 19, 2000, SEC File No. 000-28981.
            Maniar

  10.09     Promissory Note dated April 9, 2001, in the        Incorporated by reference from the
            original principal amount of $100,000,             Registration Statement on Form 10-SB filed
            payable by Montgomery Realty Group, Inc. to        January 19, 2000, SEC File No. 000-28981.
            Dinesh Maniar

  10.10     Promissory Note dated April 17, 2001, in the       Incorporated by reference from the Quarterly
            original principal amount of $100,000,             Report on Form 10-QSB for the quarter ended
            payable by Montgomery Realty Group, Inc. to        March 31, 2001, filed May 21, 2001.
            Dinesh Maniar

  Exhibit
  Number            Title of Document                                      Location
----------- -------------------------------------------------- ----------------------------------------------
  10.11     Purchase and Sale Agreement effective July         Incorporated by reference from the Current
            17, 2003, between Dinesh Maniar (Seller) and       Report on Form 8-K dated July 25, 2003, filed
            Montgomery Realty Group, Inc. (Buyer)              August 12, 2003.

  10.12     Development Consulting Agreement between           Incorporated by reference from the Quarterly
            Diversified Investment & Management                Report on Form 10-QSB/A for the quarter ended
            Corporation (Consultant) and Montgomery            September 30, 2003, filed November 20, 2003.
            Realty Group, Inc. (Owner) dated August 1,
            2003

  10.13     Amended Commercial Lease between Theodore Max      This filing.
            Kniesche, Jr., Betty Ann Kniesche, and
            Kniesche Family Irrevocable Trust (Landlord)
            and Stefan Filipcik (Tenant) dated April 22,
            1997

  10.14     Assignment and Assumption of Leases  and           This filing.
            Acceptance and Assumption of Leases between
            Theodore Max Kniesche, Jr., Betty Ann
            Kniesche, Theodore Max, Jr. and Betty Ann
            Kniesche Family Irrevocable Trust, Theodore
            Max Kniesche III and Lisa Alma Lutz, Kniesche
            Family Irrevocable Trust to Hollywood
            Associates, LLC dated May 22, 2000

  10.15     Promissory Note dated March 31, 2004, in the       This filing.
            original principal amount of $100,000,
            payable by Montgomery Realty Group, Inc. to
            Dinesh Maniar

 Item 31    Rule 13a-14(a)/15d-14(a) Certification
----------- -----------------------------------------------    ----------------------------------------------
  31.01     Certification of Principal Executive Officer       This filing.
            Pursuant to Rule 13a-14

  31.02     Certification of Principal Financial Officer       This filing.
            Pursuant to Rule 13a-14

Item 32     Section 1350 Certifications
----------- -----------------------------------------------    ----------------------------------------------
  32.01     Certification of Chief Executive Officer           This filing.
            Pursuant to 18 U.S.C. Section 1350, as
            Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002

  32.02     Certification of Chief Financial Officer           This filing.
            Pursuant to 18 U.S.C. Section 1350, as
            Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002

--------------------
* The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed with the SEC as exhibits to previous filings, but no longer required.

         (b) Reports on Form 8-K: During the quarter ended December 31, 2003, Montgomery did not report any events on Form 8-K.

--------------------------------------------------------------------------------
                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------------------------------------
         The information from the definitive information statement for the 2004 Annual Meeting of Stockholders under the caption "Principal Accountant Fees and Services" is incorporated herein by reference.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MONTGOMERY REALTY GROUP, INC.
                                        (Registrant)


Date:  April 13, 2004                   By  /s/ Dinesh Maniar
                                          --------------------------------------
                                           Dinesh Maniar, President
                                           Principal Executive Officer

Date:  April 13, 2004                   By /s/ Sixto Alcantara
                                          --------------------------------------
                                           Sixto Alcantara, Principal Financial
                                           and Accounting Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.


Date: April 13, 2004                                 /s/ Dinesh Maniar
                                                   -----------------------------
                                                    Dinesh Maniar, Director


Date: April 13, 2004                                /s/ Keith A. Cannon
                                                   -----------------------------
                                                    Keith A. Cannon, Director


Date: April 13, 2004                                /s/ O. Lee Barnett
                                                   -----------------------------
                                                    O. Lee Barnett, Director


Date: April 13, 2004                                /s/ James M. Hanavan
                                                   -----------------------------
                                                    James M. Hanavan, Director


Date: April 13, 2004                                /s/ Arthur A. Torres
                                                   -----------------------------
                                                    Arthur A. Torres, Director

MONTGOMERY REALTY GROUP, INC.

Financial Statements for the
Years Ended December 31, 2003 and 2002
and Independent Auditors' Report

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                     Page

INDEPENDENT AUDITORS' REPORT                                          F-2

FINANCIAL STATEMENTS AS OF AND FOR THE YEARS
ENDED DECEMBER 31, 2003 AND 2002:

   Balance Sheets                                                     F-3

   Statements of Operations                                           F-4

   Statements of Stockholders' Deficit                                F-5

   Statements of Cash Flows                                           F-6

   Notes to Financial Statements                                      F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
 Montgomery Realty Group, Inc.:

We have audited the accompanying balance sheets of Montgomery Realty Group, Inc. (the "Company") as of December 31, 2003 and 2002, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
March 29, 2004

MONTGOMERY REALTY GROUP, INC.

BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------------------------------------------------

                                                                                                2003            2002
ASSETS

PROPERTY:
  Land                                                                                     $    5,644,000  $    2,699,500
  Building                                                                                      5,434,059       5,040,000
  Improvements                                                                                  3,093,822       3,115,688
                                                                                           --------------  --------------
           Total                                                                               14,171,881      10,855,188

  Less accumulated depreciation                                                                (2,857,454)     (2,955,747)
                                                                                           --------------  --------------
           Property--net                                                                       11,314,427       7,899,441

CASH                                                                                               71,818         386,565

TENANT RECEIVABLES                                                                                 16,796           6,872

PREPAID EXPENSES AND OTHER ASSETS                                                                 369,863         145,093

DEFERRED LEASE COMMISSIONS, Net of accumulated amortization of
  $17,076 and $9,635, respectively                                                                      -           7,441

DEFERRED LOAN COSTS, Net of accumulated amortization of $168,385
  and $119,826, respectively                                                                       96,784         115,028

DEFERRED RENT RECEIVABLE                                                                            6,583          34,548

DEFERRED TAX ASSET                                                                              1,423,624       1,679,091
                                                                                           --------------  --------------
TOTAL ASSETS                                                                               $   13,299,895  $   10,274,079
                                                                                           ==============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Notes payable                                                                            $   15,159,817  $   12,676,866
  Accounts payable                                                                                 93,395          31,303
  Accrued interest                                                                                 66,218          67,949
  Security deposits and prepaid rent                                                               49,539          25,546
                                                                                           --------------  --------------
           Total liabilities                                                                   15,368,969      12,801,664
                                                                                           --------------  --------------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value; authorized 80,000,000 shares;
    issued and outstanding, 16,500,000 shares at December 31, 2003 and 2002                        16,500          16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares; no
    shares issued and outstanding at December 31, 2003 and 2002                                         -               -
  Additional capital                                                                            1,692,742       1,692,742
  Accumulated deficit                                                                          (3,778,316)     (4,236,827)
                                                                                           --------------  --------------
           Total stockholders' deficit                                                         (2,069,074)     (2,527,585)
                                                                                           --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $   13,299,895  $   10,274,079
                                                                                           ==============  ==============

See notes to the financial statements.

                                                                    F-3

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------------------------------------------------

                                                                                             2003                2002
REVENUES:
  Rent                                                                                  $   1,482,213       $   1,381,309
  Other                                                                                            --               1,634
                                                                                        -------------       -------------
           Total revenues                                                                   1,482,213           1,382,943
                                                                                        -------------       -------------
EXPENSES:
  Real estate taxes                                                                           251,872             229,216
  Utilities                                                                                    20,095              13,503
  Repairs and maintenance                                                                       3,481               3,549
  General building                                                                             22,291              13,099
  Administration                                                                               99,629              61,537
  Insurance                                                                                    29,379              11,053
  Management fee                                                                              114,699             112,932
  Depreciation                                                                                204,574             197,690
  Amortization                                                                                 52,877              61,012
                                                                                        -------------       -------------
           Total expenses                                                                     798,897             703,591
                                                                                        -------------       -------------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES,
  AND DISCONTINUED OPERATIONS                                                                 683,316             679,352

INTEREST EXPENSE--Net                                                                        (828,239)           (807,750)
                                                                                        -------------       -------------
LOSS BEFORE  INCOME TAXES AND
  DISCONTINUED OPERATIONS                                                                    (144,923)           (128,398)

INCOME TAX BENEFIT                                                                             56,888              44,725
                                                                                        -------------       -------------
LOSS FROM CONTINUING OPERATIONS                                                               (88,035)            (83,673)

DISCONTINUED OPERATIONS:

  Income from discontinued operations, net of tax provision of
    $4,076 and $10,127, respectively                                                            6,941              17,243

  Gain on sale of property, net of tax provision of $356,383                                  539,605                  --
                                                                                        -------------       -------------
NET INCOME (LOSS)                                                                       $     458,511       $     (66,430)
                                                                                        =============       =============

LOSS PER COMMON SHARE FROM CONTINUING
  OPERATIONS, Basic and diluted                                                         $      (0.005)      $      (0.005)
                                                                                        =============       =============

NET INCOME (LOSS) PER COMMON SHARE, Basic and diluted                                   $       0.028       $      (0.004)
                                                                                        =============       =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                        16,500,000          16,500,000
                                                                                        =============       =============
See notes to the financial statements.


                                                                F-4

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2003 AND 2002
------------------------------------------------------------------------------------------------------------------------

                                            Shares of
                                             Common         Common      Additional        Accumulated
                                              Stock          Stock        Capital           Deficit           Total
                                           ----------      --------     -----------       -----------      -----------
BALANCE--December 31, 2001                 16,500,000      $ 16,500     $ 1,692,742       $(4,170,397)     $(2,461,155)

NET LOSS                                           --            --              --           (66,430)         (66,430)
                                           ----------      --------     -----------       -----------      -----------
BALANCE--December 31, 2002                 16,500,000        16,500       1,692,742        (4,236,827)      (2,527,585)

NET INCOME                                         --            --              --           458,511          458,511
                                           ----------      --------     -----------       -----------      -----------
BALANCE--December 31, 2003                 16,500,000      $ 16,500     $ 1,692,742       $(3,778,316)     $(2,069,074)
                                           ==========      ========     ===========       ===========      ===========


See notes to the financial statements.

                                                                     F-5

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------------------------------------------------

                                                                                            2003                2002
                                                                                        --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                     $      458,511     $      (66,430)
  Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                                              263,300            269,299
    Gain on sale of property                                                                  (978,678)                --
    Deferred rent receivable                                                                    (5,529)             2,311
    Deferred taxes                                                                             255,467            (35,398)
    Change in:
      Tenant receivables                                                                        (9,924)            16,295
      Prepaid expenses and other assets                                                       (224,770)           (12,186)
      Accounts payable                                                                          62,092              4,402
      Accrued interest                                                                          (1,731)            (6,523)
      Security deposits and prepaid rent                                                        23,993            (40,802)
                                                                                        --------------     --------------
           Net cash (used in) provided by operating activities                                (157,269)           130,968
                                                                                        --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES--
  Additions to property                                                                     (1,085,000)            (7,304)
  Proceeds from sale of property                                                             1,102,238                 --
                                                                                        --------------     --------------
           Net cash used in investing activities                                                17,238             (7,304)
                                                                                        --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                                      100,000          2,500,000
  Payments on notes payable                                                                   (227,662)        (2,251,170)
  Payment of loan costs                                                                        (47,054)           (67,257)
                                                                                        --------------     --------------
           Net cash (used in) provided by financing activities                                (174,716)           181,573
                                                                                        --------------     --------------

(DECREASE) INCREASE IN CASH                                                                   (314,747)           305,237

CASH AT BEGINNING OF YEAR                                                                      386,565             81,328
                                                                                        --------------     --------------

CASH AT END OF YEAR                                                                     $       71,818     $      386,565
                                                                                        ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Acquisition of property subject to notes payable                                      $    3,400,000     $           --
                                                                                        ==============     ==============
  Sale of property subject to notes payable                                             $      789,387     $           --
                                                                                        ==============     ==============

See notes to the financial statements.

                                                               F-6

MONTGOMERY REALTY GROUP, iNC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

1. ORGANIZATION, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Ownership Structure--Montgomery Realty Group, Inc. (the "Company") was formed on August 20, 1997 and did not have significant operations from its formation through June 7, 1999. On June 8, 1999, the Company completed the acquisition of four properties in the San Francisco Bay Area (the "Properties") held by Dinesh Maniar, a private investor ("Mr. Maniar"), in exchange for 16,000,000 shares of the Company's common stock and the assumption of the outstanding indebtedness of the Properties. The acquisition of the Properties has been accounted for as a "reverse acquisition" and recapitalization whereby, for financial reporting purposes, the Properties acquired the Company.

         The Properties acquired from Mr. Maniar were as follows:

                                                                                                        Maniar
                                                                                                     Acquisition
               Name                          Location                             Use                    Date
         Keker & Van Nest Office
           Building                        San Francisco, CA             Professional offices            1980
         Orchard Supply Shopping
           Center                          San Ramon, CA                 Retail shopping center          1991
         San Ramon Retail Center           San Ramon, CA                 Retail shopping center          1991
         Eccles Project                    South San Francisco, CA       Land                            1980

         Management Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Property is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years.

         Maintenance and minor repairs and replacements are expensed when incurred.

         Impairment of Long-Lived Assets--The Company assesses the impairment of its long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When the Company concludes that the recovery of the carrying value of a property is impaired, it reduces such carrying amount to the estimated fair value of the investment.

         Deferred Lease Commissions are amortized on a straight-line basis over the lives of the related leases.

         Deferred Loan Costs are amortized on a straight-line basis over the term of the loan.

         Revenue Recognition--Rental revenue is recognized in an amount equal to minimum base rent plus fixed rental increases amortized on a straight-line basis over the term of the lease. Differences between revenue recognized and amounts due under the lease agreement are recorded as deferred rent receivable in the accompanying balance sheets. Tenant recoveries are recognized when earned.

         Stock-Based Compensation--The Company accounts for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company reports non-employee stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

         Income taxes are accounted for using the asset and liability method, under which deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

         Basic and Diluted Loss Per Share are computed by dividing net loss by the weighted average number of shares outstanding of 16,500,000 in 2003 and 2002, respectively.

         Prior Year Reclassifications--Certain reclassifications have been made to the 2002 financial statements in order to conform with the 2003 presentation.

2.       PROPERTY

         Net book value of the property at December 31, 2003 and 2002, and the most recent appraisal values are as follows:

                                                           Net Book Value
                                                  ---------------------------------      Appraisal       Appraisal
                       Property                        2003              2002              Value            Date
         Keker & Van Nest Office
           Building                              $  2,638,847         $2,742,972        $ 6,750,000     October 1998
         San Ramon Retail Center                           --            874,320          1,200,000    December 1998
         Orchard Supply Shopping Center             3,666,438          3,742,649          6,500,000    September 1998
         Eccles Project                               539,500            539,500         12,370,000     February 2002
         Front Street Office Bldg.                  4,469,642                 --          4,030,000        July 2002
                                                 ------------         ----------
         Total                                   $ 11,314,427         $7,899,441
                                                 ============         ==========

         Appraisal values are derived from independent appraisal reports prepared by members of the Appraisal Institute. Determination of estimated market value involves subjective judgment because the actual market value of a real estate investment can be determined only by negotiation between the parties in a sales transaction.

         On July 25, 2003, the San Ramon Retail Center was sold to an unrelated party for a gross sales price of $1,891,625. Related selling costs were $82,689. A gain on disposal of $895,988 was recorded in 2003. As a result of the sale of the San Ramon Retail Center, the Company has presented the operations of San Ramon Retail Center as discontinued operations in the accompanying 2003 and 2002 statements of operations.

         On July 30, 2003, the Company purchased the Front Street Office Building from Mr. Maniar, the majority shareholder, for $4,485,000.

3.       NOTES PAYABLE

         Notes payable as of December 31, 2003 and 2002 were as follows:

                                                                                              2003                2002
         Promissory note with a bank in the principal amount of
           $4,800,000, dated November 25, 1998. The note is secured
           by deeds of trust and assignment of rents on Keker & Van
           Nest Office Building and bears interest at the fixed rate of
           6.67% per annum through January 1, 2009.  Monthly interest and principal payments of $30,878 are required through
           January 1, 2009, when the remaining principal and accrued
           interest are due and payable.                                                  $  4,533,321        $  4,595,015

         Promissory note with a bank in the principal amount of
           $5,100,000, dated July 22, 1998. The note is secured by
           deeds of trust and assignment of rents on Orchard Supply
           Shopping Center and bears interest at the fixed rate of
           7.05% per annum through August 1, 2008.  Monthly interest
           and principal payments of $34,102 are required through
           August 1, 2008, when the remaining principal and accrued
           interest are due and payable.                                                     4,812,634           4,875,413

         Promissory note with a bank in the principal amount of
           $800,000 dated July 12, 2000. The note was secured by deeds of trust and assignment of rents on San Ramon Retail Center.
           The note bore interest at the fixed rate of 9.10% per annum.
           The promissory note was paid in full on July 25, 2003, due to
           the sale of San Ramon Retail Center.                                                      -             786,706

         Promissory note with a bank in the principal amount of
           $2,500,000 dated March 8, 2002. The note is secured by deeds of trust and assignment of rents on the Eccles Project. The note bears interest at the prime rate plus 1.5% ( initial rate of
           6.25% on March 8, 2002). Loan was to be paid in 17 regular monthly  interest and principal payments of $21,563.78 each, with the remaining principal and accrued interest due on
           September 15, 2003.  The note was extended for one year
           with 12 regular montly and interest payments of $19,211.75 each.  The principal and accrued interest are now due and
           payable on September 30, 2004.                                                    2,313,862           2,419,732


         Notes Payable (Continued)                                                           2003                 2002

         Promissory note with a bank in the principal amount of
           $2,800,000 dated August 20, 2002.  The note is secured by deeds of trust and assignment of rents on the Front Street Office
           Building.  The note bears interest at the prime rate plus 1.0%
           (initial rate of 5.75% on August 20, 2002).  The loan requires monthly interest only payments.  The remaining principal and accrued interest are due and payable on August 20, 2004.
           The Company purchased the Front Street Office Building
           subject to this loan.                                                             2,800,000                   -

         Promissory note with private mortgage lender in the principal amount of $700,000, as amended December 18, 2003, with a
           fixed interest rate of 13.5% and interest only payments due monthly.  The note matures on July 1, 2004.  The note is
           personally guaranteed by the majority shareholder,
           Mr. Dinesh Maniar.                                                                  700,000                   -
                                                                                          ------------        ------------
         Total                                                                            $ 15,159,817        $ 12,676,866
                                                                                          ============        ============


         Interest expense of $50,634 was capitalized during the year ended December 31, 2003. Interest paid on all promissory notes in 2003 and 2002 was $921,861 and $891,985, respectively.

         As of December 31, 2003, principal installments due on the notes payable subsequent to December 31, 2003, are as follows:


         2004                                         $  5,945,403
         2005                                              142,864
         2006                                              153,128
         2007                                              164,129
         2008                                            4,598,350
         Thereafter                                      4,155,943
                                                      ------------
         Total                                        $ 15,159,817
                                                      ============

         Management has the intent, and believes it has the ability, to refinance its notes payable which mature in 2004.

4.       OPERATING LEASES WITH TENANTS

         The rental operations include leasing commercial office and retail space to tenants under non-cancelable operating leases. As of December 31, 2003 and 2002, one tenant occupied 21% of leasable square feet and represented 46% of total 2003 and 2002 revenue. As of December 31, 2003 and 2002, another tenant occupied 49% of leasable square feet and represented 37% of total 2003 and 2002 revenue.

         Minimum future rental payments under noncancelable operating leases extending past December 31, 2003, are summarized as follows:


         2004                                            $ 1,384,800
         2005                                                703,000
         2006                                                668,300
         2007                                                650,500
         2008                                                639,400
         Thereafter                                        3,314,500
                                                         -----------
         Total                                           $ 7,360,500
                                                         ===========

5.       TRANSACTIONS WITH AFFILIATES AND COMMITMENTS AND CONTINGENCIES

         The Company entered into a management agreement with Diversified Investment and Management Corporation ("DIMC"), an affiliate of Mr. Maniar. The current agreement, dated June 9, 1999, extends through December 31, 2005, and requires management fees to be paid to DIMC equal to the greater of 3% of gross revenues or a fixed amount equal to $7,500 per month for the first twelve months, $10,000 per month for the following twelve months, and $15,000 per month thereafter. However, the Board of Directors agreed to a one year extension from July 2001 to June 2002. Thereafter, both DIMC and the Company (acting through its President) agreed that the management fees paid by the Company would remain at $10,000 per month. Management fees paid were $120,000 in 2003 and 2002. As of December 31, 2003, the Company had prepaid management fees of $20,000.

         On March 4, 2003, Board of Directors of the Company agreed to use the services of DIMC as the real estate brokerage firm in connection with the potential sale of the San Ramon Retail Center and/or the Orchard Supply Shopping Center. The agreement provided for an aggregate commission of two percent of the sale price for DIMC's role in procuring a Buyer. Upon the sale of San Ramon Retail Center (see Note
         2), the Company paid DIMC $37,833 in commissions.

         In August 2003, the Company entered into a Development Consulting Agreement related to the newly-acquired Front Street Office Building with DIMC, under which the Company agreed to pay DIMC a development consulting fee of $25,000 per month for the months of August, September and October 2003, while DIMC obtained certain entitlements for the Front Street Office Building. Under the agreement, service fees of $75,000 were paid to DIMC during 2003 together with $48,000 of reimbursement for third-party costs. In addition, the Company advanced DIMC $10,000 for future development costs, which is included in prepaid expenses and other assets in the accompanying balance sheets. This amount is refundable if not used.

6.       STOCK OPTIONS

         In December 1999, the Company granted stock options to purchase 55,000 shares of common stock exercisable through December 31, 2002, at an exercise price of $3.125 per share. The options were not exercised and have lapsed by their own terms.

7.       INCOME TAXES

         Deferred tax assets and liabilities at December 31, 2003 and 2002, related primarily to temporary differences resulting from differing tax and book bases of fixed assets, net operating loss carryforwards, and deferred state taxes. Significant components of the Company's net deferred tax balances at December 31, 2003 and 2002, were as follows:

                                                                               2003              2002
         Deferred tax assets:
           Differing bases of fixed assets                                 $ 1,172,895       $ 1,329,142
           Net operating loss carryforwards                                    278,649           419,102
           Other                                                                80,509            46,480
                                                                           -----------       -----------

                    Total deferred tax assets                                1,532,053         1,794,724
                                                                           -----------       -----------

         Deferred tax liabilities:
           Deferred state taxes                                               (108,429)         (114,326)
           Other                                                                    --            (1,307)
                                                                           -----------       -----------

                    Total deferred tax liabilities                            (108,429)         (115,633)
                                                                           -----------       -----------

         Net deferred tax assets                                           $ 1,423,624       $ 1,679,091
                                                                           ===========       ===========

         The income tax (expense) benefit consists of the following:
           Current state tax                                               $   (50,024)      $      (800)
           Current other tax                                                     1,919                --
           Change in the deferred income tax benefit:
              Federal                                                         (238,122)           34,222
              State                                                            (17,344)            1,176
                                                                           -----------       -----------

           Net income tax (expense) benefit                                $  (303,571)      $    34,598
                                                                           ===========       ===========

         The reconciliation between the Company's effective tax rate on earnings before income taxes and the statutory federal income tax rate of 34% was as follows:

                                                       2003        2002

         Statutory federal rate                        34.0 %      34.0 %
         State income taxes, net of federal
           income tax benefit                           5.8         0.3
                                                       ----        ----
         Effective tax rate                            39.8 %      34.3 %
                                                       ====        ====

         As of December 31, 2003, the Company had federal net operating loss carryforwards totaling $641,690, which expire on various dates from 2019 through 2022, and state net operating loss carryforwards totaling $684,094, which expire on various dates from 2006 through 2013. The State of California has suspended the ability of corporations to offset taxable income with net operating loss carryforwards for the tax year 2003.

         The extent to which the loss carryforwards can be used to offset future taxable income may become limited if changes in the Company's stock ownership exceed certain defined limits.

                                     ******