Form 10QSB
period 2004-03-31
MONTGOMERY REALTY GROUP INC
filed 2004-05-17
CIK 1050835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                          Commission File No. 000-30724


                          MONTGOMERY REALTY GROUP, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2004, issuer had 16,500,000 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                          MONTGOMERY REALTY GROUP, INC.


                              INDEX TO FORM 10-QSB


                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheets as of March 31, 2004, and
           December 31, 2003.................................................3
         Condensed Statements of Operations for the Three Months
           Ended March 31, 2004, and 2003....................................4
         Condensed Statements of Cash Flows for the Three Months
           Ended March 31, 2004, and 2003....................................5
         Notes to Condensed Financial Statements.............................6

Item 2.  Management's Discussion and Analysis or Plan of Operations..........7

Item 3.  Controls and Procedures............................................13

                           PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................15

         Signatures.........................................................15

                          PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

MONTGOMERY REALTY GROUP, INC.

CONDENSED BALANCE SHEETS
MARCH 31, 2004, AND DECEMBER 31, 2003 (Unaudited)
------------------------------------------------------------------------------------------------------------------------

                                                                                           March 31,       December 31,
                                                                                             2004              2003
ASSETS

PROPERTY:
  Land                                                                                   $  5,644,000      $  5,644,000
  Building                                                                                  5,434,059         5,434,059
  Improvements                                                                              3,093,822         3,093,822
                                                                                         ------------      ------------
           Total                                                                           14,171,881        14,171,881

  Less accumulated depreciation                                                            (2,910,904)       (2,857,454)
                                                                                         ------------      ------------
           Property, net                                                                   11,260,977        11,314,427


CASH                                                                                          110,835            71,818

TENANT RECEIVABLES                                                                             33,498            16,796

PREPAID EXPENSES AND OTHER ASSETS                                                             375,386           369,863

DEFERRED LOAN COSTS                                                                            75,769            96,784

DEFERRED RENT RECEIVABLE                                                                       10,509             6,583

DEFERRED TAX ASSET                                                                          1,438,021         1,423,624
                                                                                         ------------      ------------
TOTAL ASSETS                                                                             $ 13,304,995      $ 13,299,895
                                                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Notes payable                                                                          $ 15,201,331      $ 15,159,817
  Accounts payable and accrued expenses                                                        76,159            93,395
  Accrued interest                                                                             73,777            66,218
  Security deposits and prepaid rent                                                           49,539            49,539
                                                                                         ------------      ------------
TOTAL LIABILITIES                                                                          15,400,806        15,368,969
                                                                                         ------------      ------------
STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value; authorized 80,000,000 shares; issued and outstanding, 16,500,000 shares at March 31, 2004 and
    December 31, 2003                                                                          16,500            16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares; no shares issued and outstanding at March 31, 2004 and December 31, 2003
  Additional capital                                                                        1,692,742         1,692,742
  Accumulated deficit                                                                      (3,805,053)       (3,778,316)
                                                                                         ------------      ------------
TOTAL STOCKHOLDERS' DEFICIT                                                                (2,095,811)       (2,069,074)
                                                                                         ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $ 13,304,995      $ 13,299,895
                                                                                         ============      ============

See notes to the financial statements.

                                       3

MONTGOMERY REALTY GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                            2004               2003
REVENUES:
  Rent                                                                                   $    398,607      $    346,710
  Other                                                                                           503                 -
                                                                                         ------------      ------------
           Total revenues                                                                     399,110           346,710
                                                                                         ------------      ------------

EXPENSES:
  Real estate taxes                                                                            70,165            57,544
  Utilities                                                                                     2,853             2,575
  Repairs and maintenance                                                                       8,511               285
  General building                                                                              3,809             6,321
  Administration                                                                               18,092            16,142
  Insurance                                                                                    11,514             4,263
  Management fee                                                                               30,000            28,233
  Depreciation                                                                                 53,450            49,468
  Amortization                                                                                 21,015            14,686
                                                                                         ------------      ------------
           Total expenses                                                                     219,409           179,517
                                                                                         ------------      ------------

INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES AND DISCONTINUED OPERATIONS                                                    179,700           167,193

INTEREST EXPENSE, NET                                                                        (220,835)         (195,668)
                                                                                         ------------      ------------
LOSS BEFORE INCOME TAXES AND
  AND DISCONTINUED OPERATIONS                                                                 (41,135)          (28,475)

INCOME TAX BENEFIT                                                                             14,397             9,962
                                                                                         ------------      ------------
LOSS FROM CONTINUING OPERATIONS                                                               (26,738)          (18,513)

DISCONTINUED OPERATIONS:

   Income from discontinued operations, net tax effect of $0 and
     $2,844, respectively                                                                           -             4,820
                                                                                         ------------      ------------
NET LOSS                                                                                 $    (26,738)     $    (13,693)
                                                                                         ============      ============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                             $     (0.002)     $     (0.001)
                                                                                         ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                        16,500,000        16,500,000
                                                                                         ============      ============

See notes to the financial statements.

                                       4

MONTGOMERY REALTY GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                              2004              2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                               $    (26,737)     $    (13,693)
  Depreciation and amortization                                                                74,465            66,803
  Deferred rent receivable                                                                     (3,926)              527
  Deferred taxes                                                                              (14,397)           (7,131)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Tenant receivables                                                                        (16,702)          (19,241)
    Prepaid expenses and other assets                                                          (5,523)          (23,538)
    Accounts payable                                                                          (17,236)           (5,735)
    Accrued interest                                                                            7,559             5,650
    Security deposits and prepaid rent                                                              -            47,804
                                                                                         ------------      ------------
           Net cash (used in) provided by operating activities                                 (2,497)           51,446
                                                                                         ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                                     100,000                 -
  Payments on notes payable                                                                   (58,486)          (64,163)
                                                                                         ------------      ------------
           Net cash provided by (used in) financing activities                                 41,514           (64,163)
                                                                                         ------------      ------------
INCREASE (DECREASE) IN CASH                                                                    39,017           (12,717)

CASH, BEGINNING OF PERIOD                                                                      71,818           386,565
                                                                                         ------------      ------------
CASH, END OF PERIOD                                                                      $    110,835      $    373,848
                                                                                         ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                                                   $    245,616      $    215,452
                                                                                         ============      ============
Cash paid for income taxes                                                               $     50,000      $          -
                                                                                         ============      ============

See notes to the financial statements.

                                       5

                          MONTGOMERY REALTY GROUP, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared from the Company's accounting records in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such statements include all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations for the interim period reported upon. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2003, including the financial statements and the notes thereto.

2.       TRANSACTIONS WITH AFFILIATE

         Property management fees of $30,000 were paid to an affiliate of the majority shareholder for the three months ended March 31, 2004.

         No development fees were paid to an affiliate of the majority shareholder for the three months ended March 31, 2004, although the affiliate does retain a $10,000 retainer to be used for development and planning department fees and expenses.

         On March 31, 2004, Mr. Dinesh Maniar, the principal shareholder of the Company, made a loan of $100,000 to the Company on an unsecured basis. The loan bears interest at the rate of 10% per annum, payable monthly, with all principal and interest due on April 1, 2005.

3.       BASIC AND DILUTED LOSS PER SHARE OF BENEFICIAL INTEREST

         Basic and diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding of 16,500,000 for the three months ended March 31, 2004 and 2003. There were no outstanding options for the three months ended March 31, 2004.

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

         Readers of this report are cautioned that any forward-looking statements, including those regarding the Company or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions are not guarantees of future performance or results of events and involve risks and uncertainties. The forward-looking information is based on present circumstances and on the Company's predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. The forward-looking statements included in this report are made only as of the date of this report. The Company is not obligated to update such forward-looking statements to reflect subsequent events or circumstances.

         The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto.

Overview

         Montgomery is a real estate company that emphasizes investment in both developmental real estate assets and income-producing real estate assets. Montgomery is engaged in the ownership, leasing, management, operation, development, redevelopment, acquisition and sale of real estate assets in the Greater San Francisco Bay Area. Montgomery currently owns: (a) a retail shopping center in Contra Costa County, California, two office buildings in the City of County of San Francisco, California, and an undeveloped parcel of land referred to as the "Eccles Project" in South San Francisco, as discussed in more detail in Montgomery's report on Form 10-KSB.

Basis of Presentation of Financial Information

         Montgomery accounts for its real estate assets using the historical cost method consistent with accounting principles generally accepted in the United States of America. For those real estate assets Montgomery acquired from its principal shareholder, Dinesh Maniar, in a "reverse acquisition," the historical cost as shown on the financial statements is Mr. Maniar's original purchase cost, which in some instances may be quite dated. For example, the historical cost of the Eccles Project is $539,500 dating back to 1980. The appraised value of the Eccles Project as of February 2002 was $12,370,000. While the Eccles Project is the most extreme example of such a disparity between historical cost and appraised value, other disparities are identified under Capital Requirements below. For the Front Street Office Building, the historical cost as shown on the financial statements is the July 2003 purchase price.

Results of Operations

         Three Months Ended March 31, 2004, and March 31, 2003

         Montgomery's net loss increased to $26,737 for the period ended March 31, 2004, from $13,693 for the period ended March 31, 2003, or 95.3%. This increase is due primarily to the increase in operating expenses due to the acquisition of the Front Street Office Building.

         Montgomery's total revenues increased to $399,110 at March 31, 2004, from $346,710 at March 31, 2003, or 15.1%. This is due primarily to the increase in base rent resulting from the acquisition of the Front Street Office Building.

         Total continuing operating expenses increased to $219,409 for the three months ended March 31, 2004, from $179,517 for the period ended March 31, 2003, or 22.2%. This change is primarily due to the increase in real estate taxes resulting from the purchase of the Front Street Office Building.

         Net continuing interest expense increased to $220,835 for the three months ended March 31, 2004, from $195,668 for the three months ended March 31, 2003, or 12.9%. This increase is due primarily to the larger first mortgage debt on the Front Street Office Building, as compared to the first mortgage debt on the San Ramon Retail Center, which Montgomery owned during the quarter ended March 31, 2003.

Lease Status of Real Estate Assets

         The Keker & Van Nest lease is due to expire on November 18, 2004. However, the tenant has a five-year option to extend the term of the lease, which the tenant exercised by letter dated March 9, 2004. The lease requires that Montgomery, the landlord, advise the tenant of the proposed "fair market value" rental rate for the next five-year term not less than 120 days prior to the expiration of the current term. The current monthly rent is $59,190.

         If the tenant disagrees with Montgomery's proposed "fair market value" rent, then the actual rental rate will be determined by means of "baseball arbitration." "Baseball arbitration" requires that Montgomery select a fair market value rental rate, that the tenant select a fair market value rental rate, and that a panel of three arbitrators determines a fair market value rental rate. The actual rental rate that will apply during the five-year option period will be whichever of the two rental rates chosen by Montgomery and the tenant is closest to the fair market value rate selected by the arbitrators. The rental rate will not be the fair market rent chosen by the arbitrators. Since the landlord or tenant only prevails if the rate chosen by it is closest to the rate determined by the arbitrators, the process tends to force both landlord and tenant to select probable and reasonable rental rates, such that the procedure has been nicknamed "baseball arbitration." The parties intend to meet and discuss the future rental rate in an informal setting prior to commencing the process set forth in the lease. Regardless of the actual rental rate, both Montgomery and the tenant are now bound to the extension of the lease for an additional five years. On April 16, 2004, Montgomery's Board of Directors authorized its President to negotiate with the tenant and to arbitrate the matter if necessary.

         The Front Street Office Building, which currently has one tenant, Schroeders' Restaurant, is subject to a lease expiring in 2012, with rights of renewal.

         The Orchard Supply Shopping Center has as its major tenant Orchard Supply Hardware, a division of Sears Roebuck & Co., and has possession of over 50,000 square feet, or 95% of the leasable space through 2016. The remaining space of the Orchard Supply Shopping Center is leased to three small tenants occupying approximately 4,804 square feet. Although each tenant pays a slightly different rental rate (together with reimbursements for taxes, insurance and common area expenses), the average rent paid by these tenants exceeds $2.00 per square foot. None of the leases are scheduled to terminate in 2004.

         The only real estate asset owned by Montgomery that is not income-producing is the Eccles Project, which consists of approximately 7.4 acres of land suitable for sale, development or other disposition.

Operating Agreements with Affiliated Corporations

         Montgomery has two separate agreements with a corporation owned by Mr. Dinesh Maniar, the majority shareholder of Montgomery. These two agreements are:

                  (1) a property management agreement executed June 1999 and filed as an exhibit to Montgomery's registration statement on Form 10-SB; and

                  (2) a Development and Consulting Agreement executed August 2003 and filed as an exhibit to Montgomery's quarterly report on Form 10-QSB for the quarter ended September 30, 2003.

Montgomery's audit committee has reviewed the transactions and found that they are fair and in the best interests of Montgomery. Montgomery's board of directors has imposed a current moratorium on any increases in the management fees paid by Montgomery to Diversified Investment & Management Corporation, or DIMC, and those fees therefore remain at $10,000 per month until such time as the board of directors of Montgomery may authorize a fee increase. No payments are currently being made from Montgomery to DIMC under the Development and Consulting Agreement.

Loans from Shareholders

         On March 31, 2004, Mr. Dinesh Maniar, the principal shareholder of Montgomery, made a loan of $100,000 to Montgomery on an unsecured basis. The loan bears interest at the rate of 10% per annum, payable monthly, with all principal and interest due on April 1, 2005.

Liquidity and Capital Resources

         Montgomery has met its requirements for liquidity and capital resources principally from cash provided by operations and through short-term loans from its principal shareholder. Montgomery also obtains liquidity through refinancing its real estate assets to convert the equity into cash, and also realizes the equity of the real estate assets by means of sales and/or tax-free exchanges.

         Montgomery's liquidity consists of cash on hand at March 31, 2004, of $110,835.

         Operating activities used $2,497 net cash for the three months ended March 31, 2004, as compared with the $51,446 of cash provided by operating activities for the three-month period ended March 31, 2003. This change is primarily the result of a decrease in prepaid rents related to the main tenant at the Orchard Supply Shopping Center and two minor tenants at the San Ramon Retail Center.

         Interest and principal payments on Montgomery's various mortgages totaled $304,102 for the three months ended March 31, 2004, as compared to $279,614 in interest and principal payments on Montgomery's various mortgages for the same three-month period in the prior fiscal year.

Investing Activities

         Montgomery did not use cash for investing activities for either the period ended March 31, 2004, or the period ended March 31, 2003.

Financing Activities

         During the three months ended March 31, 2004, financing activities provided cash of $41,514 as compared to $64,163 cash used in financing activities for the three months ended March 31, 2003. The primary reason for this increase in cash provided from financing activities was an unsecured loan in the amount of $100,000 from Montgomery's principal shareholder, Mr. Maniar. The note was issued on March 31, 2004, bears interest at the rate of 10% per annum, payable monthly, and is due in full by April 1, 2005.

Capital Requirements

         Although Montgomery does not have net cash flow from its current activities, it believes that its ability to obtain short-term loans from related parties; refinance existing assets to convert equity to cash; and sell or exchange its real estate assets to realize the benefit of its strong equity position, will permit Montgomery to continue to operate on a long-term basis, so as to provide sufficient cash to cover activities, other than new acquisitions or developments.

         Montgomery's principal methods for obtaining acquisition and development capital come from either additional financing activities, as discussed below, or the sale or exchange of existing real estate assets to realize a cash or trade value from the equity generated by appreciation of real estate assets. Absent additional capital from financing activities or the sale or exchange of real estate assets, Montgomery may not have sufficient cash flow to fund expansions or acquisitions.

Equity in Real Estate

         Based upon independent appraisals performed between September 1998 and July 2003, Montgomery's properties had a combined value of approximately $29,650,000 at March 31, 2004, as compared to the historical cost, net of depreciation of $11,260,977, at which such properties are reported in Montgomery's financial statements as of March 31, 2004. The related indebtedness secured by such properties totaled $15,101,331 as of March 31, 2004, such that Montgomery has equity of approximately $14,548,669 in its real estate assets as of March 31, 2004.

         Montgomery's real estate assets are a valuable source of equity and the difference between their fair market value is shown as follows (see Footnote 2 to Montgomery's audited financial statements for the year ended December 31,
2003):

    Assets:                           Historical Cost (Net)  Fair Market Values
    -------                           ---------------------  ------------------

    Keker & Van Nest Building           $  2,612,816           $  6,750,000
    Orchard Supply Shopping Center         3,648,113              6,500,000
    Eccles Project                           539,500             12,370,000
    Front Street Office Building           4,460,548              4,030,000
                                        ------------           ------------
             Total                      $ 11,260,977           $ 29,650,000
                                        ============           ============

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

Properties Listed or Held for Sale

         In order to maximize its potential sources of operating capital, Montgomery has executed two exclusive listing agreements with CB Richard Ellis, a commercial brokerage firm located in San Francisco, California.

         The first of these exclusive listing agreements concerns the Keker & Van Nest Office Building, which is listed at $8,750,000. The second exclusive listing agreement concerns the Eccles Project, which is listed at $11,000,000.

         Montgomery's management has not made a final determination as to whether or not to sell any of these properties, and therefore, a sale of either of these assets within one year is not currently anticipated, such that reporting under FASB 144 would be required.

         Montgomery's management deems the continued listing of its real estate assets, to determine the market's valuation of its properties, an important aspect of its business because the equity in these properties is a primary source of long-term financing, whether by sale, refinancing or by leasing.

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

         Within the 90-day period prior to the date of this report, Montgomery evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, Montgomery's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Montgomery required to be included in this quarterly report on Form 10-QSB.

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

                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are included as part of this report at the location indicated:


   Exhibit
    Number               Title of Document                           Location
-------------- -------------------------------------------------- --------------

   Item 31     Rule 13a-14(a)/15d-14(a) Certifications
--------------------------------------------------------------------------------
    31.01      Certification of Chief Executive Officer             This filing
               Pursuant to Rule 13a-14

    31.02      Certification of Chief Financial Officer             This filing
               Pursuant to  Rule 13a-14

   Item 32     Section 1350 Certifications
--------------------------------------------------------------------------------
    32.01      Certification of Chief Executive Officer             This filing
               Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002

    32.02      Certification of Chief Financial Officer             This filing
               Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002
--------------------

* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit, but no longer required.

         (b) Reports on Form 8-K. During the quarter ended March 31, 2004, Montgomery did not file any report on Form 8-K.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MONTGOMERY REALTY GROUP, INC.
                                               (Registrant)


Date: May 14, 2004                             By: /s/ Dinesh Maniar
                                                  ------------------------------
                                                   Dinesh Maniar, President
                                                   Principal Executive Officer


Date: May 14, 2004                             By: /s/ Sixto Alcantara
                                                  ------------------------------
                                                   Sixto Alcantara
                                                   Principal Financial Officer