Form 10QSB
period 2004-06-30
MONTGOMERY REALTY GROUP INC
filed 2004-08-16
CIK 1050835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 2004, issuer had 16,500,000 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                          MONTGOMERY REALTY GROUP, INC.


                              INDEX TO FORM 10-QSB


                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheets as of June 30, 2004, and
           December 31, 2003................................................3
         Condensed Statements of Operations for the Three Months Ended
           June 30, 2004 and 2003...........................................4
         Condensed Statements of Operations for the Six Months Ended
           June 30, 2004 and 2003...........................................5
         Condensed Statements of Cash Flows for the Six Months Ended
           June 30, 2004 and 2003...........................................6
         Notes to Condensed Financial Statements............................7

Item 2.  Management's Discussion and Analysis or Plan of Operations.........8

Item 3.  Controls and Procedures...........................................15

                           PART II--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...............16

Item 6.  Exhibits and Reports on Form 8-K..................................16

         Signatures........................................................17

                                          PART I--FINANCIAL INFORMATION
                                          ITEM 1. FINANCIAL STATEMENTS

MONTGOMERY REALTY GROUP, INC.

CONDENSED BALANCE SHEETS
JUNE 30, 2004, AND DECEMBER 31, 2003 (Unaudited)
                                                                                 June 30,             December 31,
                                                                                   2004                   2003
ASSETS
PROPERTY:
  Land                                                                         $ 5,644,000             $ 5,644,000
  Building                                                                       5,434,059               5,434,059
  Improvements                                                                   3,093,822               3,093,822
                                                                               -----------             -----------
         Total                                                                  14,171,881              14,171,881
  Less accumulated depreciation                                                 (2,964,354)             (2,857,454)
                                                                               -----------             -----------
         Property, net                                                          11,207,527              11,314,427

CASH                                                                                47,215                  71,818
TENANT RECEIVABLES                                                                  18,245                  16,796
PREPAID EXPENSES AND OTHER ASSETS                                                  461,890                 369,863
DEFERRED LOAN COSTS, net                                                            54,754                  96,784
DEFERRED RENT RECEIVABLE                                                            13,835                   6,583
DEFERRED TAX ASSET                                                               1,454,023               1,423,624
                                                                               -----------             -----------
TOTAL ASSETS                                                                   $13,257,489             $13,299,895
                                                                               ===========             ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
  Notes payable                                                                $15,194,028             $15,159,817
  Accounts payable and accrued expenses                                             65,032                  93,395
  Accrued interest                                                                  74,418                  66,218
  Security deposits and prepaid rent                                                49,539                  49,539
                                                                               -----------             -----------
TOTAL LIABILITIES                                                               15,383,017              15,368,969
                                                                               -----------             -----------

STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value; authorized 80,000,000 shares; issued and
   outstanding, 16,500,000 shares at June 30, 2004 and December 31, 2003            16,500                  16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares;
   no shares issued and outstanding at June 30, 2004, and December 31, 2003
  Additional capital                                                             1,692,742               1,692,742
  Accumulated deficit                                                           (3,834,770)             (3,778,316)
                                                                               -----------             -----------
TOTAL STOCKHOLDERS' DEFICIT                                                     (2,125,528)             (2,069,074)
                                                                               -----------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $13,257,489             $13,299,895
                                                                               ===========             ===========

See notes to the condensed financial statements.

                                                               3

MONTGOMERY REALTY GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (Unaudited)
                                                                                       2004                 2003
REVENUES:
  Rent                                                                           $     401,366        $     347,161
  Other                                                                                     30                   --
         Total revenues                                                                401,396              347,161

EXPENSES:
  Real estate taxes                                                                     70,165               57,544
  Utilities                                                                              6,060                3,429
  Repairs and maintenance                                                                5,524                1,379
  General building                                                                       5,212                6,607
  Administration                                                                        20,855               43,260
  Insurance                                                                             11,514                4,263
  Management fee                                                                        30,000               28,233
  Depreciation                                                                          53,450               49,468
  Amortization                                                                          21,015               14,686
                                                                                 -------------        -------------
         Total expenses                                                                223,795              208,869
                                                                                 -------------        -------------
INCOME BEFORE INTEREST EXPENSE, INCOME
  TAXES AND DISCONTINUED OPERATIONS                                                    177,601              138,292

INTEREST EXPENSE, NET                                                                 (223,320)            (196,635)
                                                                                 -------------        -------------
LOSS BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS                                                              (45,719)             (58,343)

INCOME TAX BENEFIT                                                                      16,002               20,156
                                                                                 -------------        -------------
LOSS FROM CONTINUING OPERATIONS                                                        (29,717)             (38,187)

  Income from discontinued operations, net of taxes of $0
   and $2,344, respectively                                                                 --                3,990
                                                                                 -------------        -------------

NET LOSS                                                                         $     (29,717)       $     (34,197)
                                                                                 =============        =============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                     $      (0.002)       $      (0.002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES, BASIC AND DILUTED
                                                                                    16,500,000           16,500,000


See notes to the condensed financial statements.

                                                               4

MONTGOMERY REALTY GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2004, AND 2003 (Unaudited)
                                                                                  2004                  2003
REVENUES:
  Rent                                                                       $     799,973          $     693,871
  Other                                                                                533                     --
                                                                             -------------          -------------
         Total revenues                                                            800,506                693,871
                                                                             -------------          -------------

EXPENSES
  Real estate taxes                                                                140,330                115,089
  Utilities                                                                          8,913                  6,004
  Repairs and maintenance                                                           14,035                  1,664
  General building                                                                   9,021                 12,928
  Administration                                                                    38,947                 59,401
  Insurance                                                                         23,028                  8,527
  Management fee                                                                    60,000                 56,466
  Depreciation                                                                     106,900                 98,937
  Amortization                                                                      42,030                 29,371
                                                                             -------------          -------------
         Total expenses                                                            443,204                388,387
                                                                             -------------          -------------

INCOME BEFORE INTEREST EXPENSE, INCOME
  TAXES AND DISCONTINUED OPERATIONS                                                357,302                305,484

INTEREST EXPENSE, NET                                                             (444,155)              (392,303)
                                                                             -------------          -------------

LOSS BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS                                                          (86,853)               (86,819)

INCOME TAX BENEFIT                                                                  30,399                 30,119
                                                                             -------------          -------------

LOSS FROM CONTINUING OPERATIONS                                                    (56,454)               (56,700)

  Income from discontinued operations, net of taxes of $0
   and $5,174, respectively                                                             --                  8,810
                                                                             -------------          -------------

NET LOSS                                                                     $     (56,454)         $     (47,890)
                                                                             =============          =============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                 $      (0.003)         $      (0.003)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES, BASIC AND DILUTED
                                                                                16,500,000             16,500,000

See notes to the condensed financial statements.

                                                               5

MONTGOMERY REALTY GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004, AND 2003 (Unaudited)
                                                                              2004                     2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $     (56,454)            $    (47,890)
  Depreciation and amortization                                                148,930                  133,605
  Deferred rent receivable                                                      (7,252)                   1,054
  Deferred taxes                                                               (30,399)                 (24,944)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Tenant receivables                                                           (1,449)                     448
   Prepaid expenses and other assets                                           (92,027)                 (56,013)
   Accounts payable                                                            (28,363)                 (13,198)
   Accrued interest                                                              8,200                    3,136
   Security deposits and prepaid rent                                               --                   69,841
                                                                         -------------             ------------

         Net cash (used in) provided by operating activities                   (58,814)                  66,039
                                                                         -------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                                      150,000                       --
  Payments on notes payable                                                   (115,789)                (125,017)
                                                                         -------------             ------------

       Net cash provided by (used in) financing activities                      34,211                 (125,017)
                                                                         -------------             ------------

  INCREASE (DECREASE) IN CASH                                                  (24,603)                 (58,978)

  CASH, BEGINNING OF PERIOD                                                     71,818                  386,565
                                                                         -------------             ------------

  CASH, END OF PERIOD                                                    $      47,215             $    327,587
                                                                         =============             ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                                   $     499,513             $    433,659

Cash paid for income taxes                                               $      50,000             $         --

See notes to the condensed financial statements.

                                                       6

MONTGOMERY REALTY GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004 (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared from Montgomery's accounting records in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such statements include all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of Montgomery's financial position and results of operations for the interim period reported upon. The interim financial statements should be read in conjunction with Montgomery's annual report on Form 10-KSB for the year ended December 31, 2003, including the financial statements and the notes thereto.

2.       TRANSACTIONS WITH AFFILIATE

         Property management fees of $30,000 and $60,000 were paid to an affiliate of the majority shareholder for the three and six months, respectively, ended June 30, 2004.

         In conjunction with a development and consulting agreement with an affiliate of the majority shareholder, a $10,000 retainer is being maintained by the affiliate for use against future development and planning department fees and expenses. No additional development fees were paid to the affiliate for the six months ended June 30, 2004.

         On March 31, 2004, Mr. Dinesh Maniar, the principal shareholder of the Company, made a loan of $100,000 to the Company on an unsecured basis. The loan bears interest at the rate of 10% per annum, payable monthly, with all principal and interest due on April 1, 2005.

         On June 29, 2004, Mr. Maniar made a loan of $50,000 to Montgomery on an unsecured basis. The loan bears interest at the rate of 10% per annum, payable monthly, with all principal and interest due on June 30, 2005.

3.       BASIC AND DILUTED LOSS PER SHARE OF BENEFICIAL INTEREST

         Basic and diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding of 16,500,000 for the three months ended June 30, 2004 and 2003. There were no outstanding options for the three months ended June 30, 2004 or 2003.

4.       SUBSEQUENT EVENTS

         On July 13, 2004, Montgomery repaid its March 31, 2004, note of $100,000, plus accrued interest of $3,069, to Dinesh Maniar.

         On July 19, 2004, Montgomery renegotiated its second mortgage loan on the Front Street Office Building to increase the principal amount by $200,000 to $900,000 and extend the maturity date to February 1, 2005.

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

Overview

         Montgomery is a real estate company that emphasizes investment in both developmental real estate assets and income-producing real estate assets. Montgomery is engaged in the ownership, leasing, management, operation, development, redevelopment, acquisition and sale of real estate assets in the Greater San Francisco Bay Area. Montgomery currently owns a retail shopping center in Contra Costa County, California, two office buildings in the City and County of San Francisco, California, and an undeveloped parcel of land referred to as the "Eccles Project" in South San Francisco, California, as discussed in more detail in Montgomery's report on Form 10-KSB.

Basis of Presentation of Financial Information

         Montgomery accounts for its real estate assets using the historical cost method consistent with accounting principles generally accepted in the United States of America. Montgomery acquired the majority of its real estate assets from its principal shareholder, Dinesh Maniar, in a "reverse acquisition" in 1999. The historical cost, as shown on the financial statements, for those assets is Mr. Maniar's original purchase cost, which in most cases is below the estimated current market value. For example, the historical cost of the Eccles Project is $539,500 dating back to 1980. The appraised value of the Eccles Project as of February 2002 was $12,370,000. While the Eccles Project is the most extreme example of such a disparity between historical cost and appraised value, other disparities are identified under Capital Requirements below. For the Front Street Office Building, which was acquired in 2003, the historical cost as shown on the financial statements is the July 2003 purchase price.

Results of Operations

         Three Months Ended June 30, 2004, and June 30, 2003

         Montgomery's net loss decreased to $29,717 for the three months ended June 30, 2004, from $38,187 for the same period ended June 30, 2003, or 22.2%. This decrease is due primarily to scheduled increases in rent revenue and the capitalization of interest expense related to development activities on the Front Street Office Building.

         Montgomery's total continuing revenues increased to $401,396 for the three-month period ended June 30, 2004, as compared to $347,161 for the three-month period at June 30, 2003, or 15.6%. This is due primarily to the increase in base rent resulting from the acquisition of the Front Street Office Building.

         Total continuing operating expenses increased to $223,795 for the three months ended June 30, 2004, from $208,869 for the same period ended June 30, 2003, or 7.2%. This change is due primarily to the increase in related operating expenses resulting from the purchase of the Front Street Office Building.

         Net continuing interest expense increased to $223,320 for the three months ended June 30, 2004, from $196,635 for the three months ended June 30, 2003, or 13.6%. This increase is due primarily to the increase in notes payable due to the increased mortgage debt on the Front Street Office Building and the unsecured loans from Mr. Maniar.

         Six Months Ended June 30, 2004, and June 30, 2003

         Montgomery's net loss increased to $56,454 for the six months ended June 30, 2004, as compared to $47,890 for the same period ended June 30, 2003, or 17.9%. This increase is due primarily to the increase in operating expenses resulting from the acquisition of the Front Street Office Building.

         Montgomery's total continuing revenues increased to $800,506 for the six months ended June 30, 2004, from $693,871 for the six months ended June 30, 2003, or 15.4%. This is due primarily to the increase in base rent resulting from the acquisition of the Front Street Office Building.

         Total continuing operating expenses increased to $443,204 for the six months ended June 30, 2004, from $388,387 for the same period ended June 30, 2003, or 14.1%. This change is primarily due to the increase in real estate taxes and other related operating expenses resulting from the purchase of the Front Street Office Building.

         Net continuing interest expense increased to $444,155 for the six months ended June 30, 2004, from $392,303 for the six months ended June 30, 2003, or 13.2%. This increase is due primarily to the increase in notes payable due to the increased mortgage debt on the Front Street Office Building and the loans from Mr. Maniar.

Liquidity and Capital Resources

         Montgomery has met its requirements for liquidity and capital resources principally from cash provided by operations and through short-term loans from its principal shareholder. Montgomery also obtains liquidity through refinancing its real estate assets to convert the equity into cash, and further realizes the equity of the real estate assets by means of sales and/or tax-free exchanges.

         Montgomery's liquidity consists of cash on hand at June 30, 2004, of $47,215.

         Operating activities used $58,814 net cash for the six months ended June 30, 2004, as compared with the $66,039 of cash provided by operating activities for the six-month period ended June 30, 2003. This change is primarily the result of a decrease in accounts payable, which was due to the payment of $50,000 in state taxes due on the capital gain resulting from the sale of San Ramon marketplace, and a decrease in prepaid rents related to the main tenant at the Orchard Supply Shopping Center and two minor tenants at the San Ramon Retail Center.

         Interest and principal payments on Montgomery's various mortgages totaled $552,238 for the six months ended June 30, 2004, as compared to $558,676 in interest and principal payments on Montgomery's various mortgages for the same six-month period in the prior fiscal year.

         The maturity date on the second mortgage loan in the amount of $700,000 on the Front Street Office Building, previously extended to June 1, 2004, has now been extended to February 1, 2005. In addition, as of July 19, 2004, the principal amount of the mortgage loan has been increased to $900,000.

         The first mortgage loan of approximately $2.8 million on the Front Street Office Building matures on August 26, 2004. Management is currently negotiating an extension of the loan with the existing lender, which has indicated a willingness to do so, but Montgomery cannot provide any assurances that it will be successful in doing so on terms favorable to Montgomery, or at all.

         The first mortgage loan of approximately $2.3 million secured by the Eccles Project matures on September 15, 2004. Management is currently negotiating a one-year extension of the loan with the existing lender, but cannot provide any assurances that it will be successful in doing so on terms favorable to Montgomery, or at all. The existing lender has indicated a willingness to extend the maturity day for another year, subject to a partial principal reduction of approximately $100,000.

Investing Activities

         Montgomery did not use cash for investing activities for either the period ended June 30, 2004, or the period ended June 30, 2003.

Financing Activities

         During the six months ended June 30, 2004, financing activities provided cash of $34,211, as compared to cash used of $125,017 by financing activities for the six months ended June 30, 2003. The primary reason for this increase in cash provided from financing activities was unsecured loans in the amount of $150,000 from Montgomery's principal shareholder, Mr. Maniar. The first note for $100,000 was issued on March 31, 2004, bore interest at the rate of 10% per annum, payable monthly, and was due in full by April 1, 2005. That note was paid in full on July 13, 2004. The second note of $50,000 was issued on June 29, 2004, bears interest at the rate of 10% per annum, payable monthly, and is due in full by June 30, 2005.

Capital Requirements

         Although Montgomery does not have net cash flow from its current activities, it believes that its ability to obtain short-term loans from related parties; refinance existing assets to convert equity to cash; and sell or exchange its real estate assets to realize the benefit of its strong equity position, will permit Montgomery to continue to operate on a long-term basis, so as to provide sufficient cash to cover activities, other than new acquisitions or redevelopment activities.

         Montgomery's principal methods for obtaining acquisition and development capital come from either additional financing activities, as discussed below, or the sale or exchange of existing real estate assets to realize a cash or trade value from the equity generated by appreciation of real estate assets. Absent additional capital from financing activities or the sale or exchange of real estate assets, Montgomery may not have sufficient cash flow to fund expansions, acquisitions, or redevelopment activities.

         Montgomery anticipates that its principal means of finalizing its redevelopment of the Front Street Office Building will be to obtain a construction loan to cover the redevelopment costs. Any such construction loan will likely require the personal guaranty of Montgomery's principal shareholder, Dinesh Maniar. There can be no assurance that a construction loan will be forthcoming or that, if offered, Mr. Maniar would be willing to personally guarantee the construction loan.

         When the capitalized expenses related to the Front Street Office Building and the operating expenses related to the Front Street Office Building are combined, ownership of the Front Street Office Building by Montgomery uses cash each year in the amount of approximately $166,000. Because of this negative cash flow and the subsequent need for the principal shareholder to fund the cash shortfall with loans, management is considering a sale of the Front Street Office Building prior to redevelopment and releasing. No specific buyer has been identified, no sales efforts have been initiated, and no written offers have been received.

Equity in Real Estate

         Based upon independent appraisals performed between September 1998 and July 2003, Montgomery's properties had a combined value of approximately $29,650,000 at June 30, 2004, as compared to the historical cost, net of depreciation of $11,207,527, at which such properties are reported in Montgomery's financial statements as of June 30, 2004. The related indebtedness secured by such properties totaled $15,044,028 as of June 30, 2004, such that Montgomery has equity of approximately $14,605,972 in its real estate assets as of June 30, 2004.

         Montgomery's real estate assets are a valuable source of equity and the difference between their historical cost (net) and fair market value is shown as follows (see Footnote 2 to Montgomery's audited financial statements for the year ended December 31, 2003):

         Assets:                        Historical Cost (Net) Fair Market Values
         -------                        --------------------- ------------------
         Keker & Van Nest Building        $  2,586,785          $  6,750,000
         Orchard Supply Shopping Center      3,629,788             6,500,000
         Eccles Project                        539,500            12,370,000
         Front Street Office Building        4,451,454             4,030,000
                                          ------------          ------------
                  Total                   $ 11,207,527          $ 29,650,000
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

         If the tenant disagrees with Montgomery's proposed "fair market value" rent, then the actual rental rate will be determined by means of "baseball arbitration." "Baseball arbitration" requires that Montgomery select a fair market value rental rate, that the tenant select a fair market value rental rate, and that a panel of three arbitrators determines a fair market value rental rate. The actual rental rate that will apply during the five-year option period will be whichever of the two rental rates chosen by Montgomery and the tenant is closest to the fair market value rate selected by the arbitrators. The rental rate will not be the fair market rent chosen by the arbitrators. Since the landlord or tenant only prevails if the rate chosen by it is closest to the rate determined by the arbitrators, the process tends to force both landlord and tenant to select probable and reasonable rental rates, such that the procedure has been nicknamed "baseball arbitration." The parties intend to meet and discuss the future rental rate in an informal setting prior to commencing the process set forth in the lease. Regardless of the actual rental rate, both Montgomery and the tenant are now bound to the extension of the lease for an additional five years. On April 16, 2004, Montgomery's board of directors authorized its president to negotiate with the tenant and to arbitrate the matter if necessary. Montgomery and its tenant are currently negotiating a new rental rate outside the arbitration process.

         The Front Street Office Building, which currently has one tenant, Schroeders' Restaurant, is subject to a lease expiring in 2012, with rights of renewal. Management is currently negotiating with a new tenant to take over the space currently occupied by Schroeders' Restaurant (at a higher lease rate) and Schroeders' has indicated its willingness to sell its lease rights to Montgomery.

         The Orchard Supply Shopping Center has as its major tenant Orchard Supply Hardware, a division of Sears Roebuck & Co., and has possession of over 50,000 square feet, or approximately 95% of the leasable space through 2016. The remaining space of the Orchard Supply Shopping Center is leased to three small tenants occupying approximately 4,804 square feet. Although each tenant pays a slightly different rental rate (together with reimbursements for taxes, insurance and common area expenses), the average rent paid by these tenants exceeds $2.00 per square foot. None of the leases is scheduled to terminate in 2004.

         The only real estate asset owned by Montgomery that is not income-producing is the Eccles Project, which consists of approximately 7.4 acres of land suitable for sale, development or other disposition.

Operating Agreements with Affiliated Corporations

         Montgomery has two separate agreements with a corporation owned by Dinesh Maniar, the majority shareholder of Montgomery. These two agreements are:

                  (1) a property management agreement executed June 1999 and filed as an exhibit to Montgomery's registration statement on Form 10-SB; and

                  (2) a Development and Consulting Agreement executed August 2003 and filed as an exhibit to Montgomery's quarterly report on Form 10-QSB for the quarter ended September 30, 2003.

Montgomery's audit committee has reviewed the transactions and found that they are fair and in the best interests of Montgomery. Montgomery's board of directors has imposed a current moratorium on any increases in the management fees paid by Montgomery to Diversified Investment & Management Corporation, or DIMC, and those fees therefore remain at $10,000 per month until such time as the board of directors of Montgomery may authorize a fee increase. No payments were made from Montgomery to DIMC under the Development and Consulting Agreement during the six months ended June 30, 2004.

Loans from Shareholders

         On June 29, 2004, Dinesh Maniar, the principal shareholder of Montgomery, made a loan of $50,000 to Montgomery on an unsecured basis. The loan bears interest at the rate of 10% per annum and is payable monthly, with all principal and interest due on June 30, 2005.

         On July 13, 2004, Montgomery repaid its March 31, 2004, note of $100,000, plus accrued interest of $3,069, to Dinesh Maniar.

Front Street Office Building Renovation

         Montgomery is in the process of renovating the Front Street Office Building property to increase leasable space to approximately 18,000 square feet above ground and another 5,000 square feet of basement space. Montgomery, with the assistance of DIMC as its agent, has obtained the initial entitlements and is in the process of filing the plans with the San Francisco Planning Department to obtain building permits. If permits are issued, as Montgomery expects, Montgomery anticipates renovating the top three floors into first class office space in downtown San Francisco in 2004.

         Montgomery is also seeking to reacquire certain transferable development rights, or TDRs. TDRs are purchased and sold in San Francisco to erect office buildings in downtown San Francisco in excess of the height restrictions otherwise controlled by San Francisco's master plan. TDRs were commonly purchased and sold in San Francisco in the 1980s, when a great deal of construction was going on, and developers that wished to erect large buildings were forced to acquire TDRs from others, so that the initial development space could be expanded. Owners with no intent to expand often sold their TDRs to good economic advantage. The TDRs associated with the Front Street Office Building were sold prior to Mr. Maniar's acquisition of the property in 2002; however, local counsel has indicated that the TDRs may be recaptured, subject to payment of a fair market price, so that the current building can be expanded, providing even more space for offices and/or other amenities.

         Montgomery currently estimates that renovation pursuant to the plans to be filed with the City of San Francisco Planning Department would entail a construction cost of approximately $2,000,000. With the assistance of DIMC, Montgomery has begun to look for a construction lender; however, until building permits are actually issued, it is unlikely that a commitment will be made to Montgomery. Additionally, given Montgomery's lack of history in real estate development and the successful record of Montgomery's president, Dinesh Maniar, any construction lender may well require that Mr. Maniar personally guarantee the construction loan. There can be no assurance that a construction loan will be forthcoming or that, if offered, Mr. Maniar would be willing to personally guarantee the construction loan.

         The renovated building is pre-leased in part. Schroeders' Restaurant has orally agreed to restructure its leasehold premises to take a remodeled basement that will provide more effective storage space for it, while at the same time leaving the portion of the basement facing the entry and street available for a lease to Diamond Oaks Vineyard as a wine tasting room, at a rent of $72,000 per annum ($44 per square foot) as set forth in the Purchase and Sale Agreement. The prospective new tenant has also agreed to this arrangement. Also, DIMC has agreed to lease the renovated top floor of the Front Street Office Building for $120,000 per annum ($26 per square foot) as set forth in the Purchase and Sale Agreement. The renovation will leave two floors vacant, with each floor having approximately 5,000 square feet of leasable space. Current San Francisco rents vary from a low of $25 per square foot per year to a high of $60 per square foot per year.

         While Montgomery currently anticipates being able to lease the remaining office space in the Front Street Office Building, consisting of approximately 10,000 square feet, and while it is currently anticipated that the lease rate will be approximately $30 to $40 per square foot per year, such that post-renovation lease income would be increased by $300,000 to $400,000 per annum over and above the Schroeders' lease income and the pre-leased space, no assurance can be given that such additional rents will materialize, nor can any assurance be given as to the length of time required to lease the property, the costs for leasing commissions, or similar matters.

         In August 2003, Montgomery entered into a development agreement with DIMC for DIMC to act as Montgomery's agent with respect to obtaining the building and other necessary permits and planning department approvals, obtaining TDRs, assisting in the construction bid process, and supervising and monitoring the construction. DIMC will also offer its services to assist Montgomery in obtaining a construction loan for the renovation and will act as a real estate broker to assist Montgomery in leasing the building once all renovation is underway.

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

         Due to the uncertainty in obtaining financing and the need for the principal shareholder to fund current cash shortfalls, management is also considering a sale of the Front Street Office Building prior to redevelopment and releasing. No specific buyer has been identified, no sales efforts have been initiated, and no written offers have been received.

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

Properties Listed or Held for Sale

         In order to maximize its potential sources of operating capital, Montgomery had executed two exclusive listing agreements with CB Richard Ellis, a commercial brokerage firm located in San Francisco, California.

         The first of these exclusive listing agreements concerned the Keker & Van Nest Office Building, which was listed at $8,750,000. The second exclusive listing agreement concerned the Eccles Project, which was listed at $11,000,000. Both of these listing agreements have formally expired; however, the brokerage firm is continuing to seek potential buyers on a good faith basis.

         Montgomery's management has not made a final determination as to whether or not to sell any of these properties, and therefore, a sale of either of these assets within one year is not currently anticipated, such that reporting under Financial Accounting Standard Board Interpretation No. 144 would be required.

         Montgomery's management deems the exploration of the sale of real estate assets, to determine the market's valuation of its properties, an important aspect of its business because the equity in these properties is a primary source of long-term financing, whether by sale, refinancing or by leasing.

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

                           PART II. OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Montgomery's annual meeting of stockholders was held June 29, 2004. At that meeting, the stockholders reelected Dinesh Maniar, Keith A. Cannon, O. Lee Barnett, James M. Hanavan, and Arthur A. Torres as directors as shown below:

                  Director             For           Against           Abstain
         ----------------------- ---------------- ---------------- -------------
         Dinesh Maniar             16,000,000           --                --
         Keith A. Cannon           16,000,000           --                --
         O. Lee Barnett            16,000,000           --                --
         James M. Hanavan          16,000,000           --                --
         Arthur A. Torres          16,000,000           --                --


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are included as part of this report at the location indicated:


   Exhibit
    Number*                 Title of Document                       Location
-------------- ------------------------------------------------- ---------------

   Item 10     Material Contracts
-------------- ------------------------------------------------- ---------------
    10.01      Promissory Note dated June 29, 2004, in the         This filing.
               original amount of $50,000, payable by Montgomery
               Realty Group, Inc., to Dinesh Maniar

   Item 31     Rule 13a-14(a)/15d-14(a) Certifications
-------------- ------------------------------------------------- ---------------
    31.01      Certification of Chief Executive Officer Pursuant   This filing.
               to Rule 13a-14

    31.02      Certification of Chief Financial Officer Pursuant   This filing.
               to Rule 13a-14

   Item 32     Section 1350 Certifications
-------------- ------------------------------------------------- ---------------
    32.01      Certification of Chief Executive Officer and        This filing.
               Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002
--------------------

* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

         (b) Reports on Form 8-K. During the quarter ended June 30, 2004, Montgomery did not report any items on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MONTGOMERY REALTY GROUP, INC.
                                           (Registrant)


Date: August 10, 2004                      By: /s/ Dinesh Maniar
                                              ----------------------------------
                                              Dinesh Maniar, President
                                              Principal Executive Officer and
                                              Principal Financial Officer