Form 10QSB
period 2004-09-30
MONTGOMERY REALTY GROUP INC
filed 2004-11-19
CIK 1050835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                          Commission File No. 000-30724


                          MONTGOMERY REALTY GROUP, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   88-0377199
                        --------------------------------
                        (IRS Employer Identification No.)

                        400 Oyster Point Blvd., Suite 415
                          South San Francisco, CA 94080
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (650) 266-8080
                            ------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2004, issuer had 16,500,000 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                          MONTGOMERY REALTY GROUP, INC.


                              INDEX TO FORM 10-QSB


                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheets as of September 30, 2004,
           and December 31, 2003...........................................3
         Condensed Statements of Operations for the
           Three Months Ended September 30, 2004 and 2003..................4
         Condensed Statements of Operations for the
           Nine Months Ended September 30, 2004 and 2003...................5
         Condensed Statements of Cash Flows for the
           Nine Months Ended September 30, 2004 and 2003...................6
         Notes to Condensed Financial Statements...........................7

Item 2.  Management's Discussion and Analysis or Plan of Operations........8

Item 3.  Controls and Procedures..........................................17

                           PART II--OTHER INFORMATION

Item 6.  Exhibits.........................................................18

         Signatures.......................................................18

                          PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

MONTGOMERY REALTY GROUP, INC.

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003 (Unaudited)
                                                                              September 30,           December 31,
                                                                                   2004                   2003
                                                                               -----------             -----------
ASSETS
PROPERTY:
  Land                                                                         $ 4,019,500             $ 4,019,500
  Building                                                                       2,505,000               2,505,000
  Improvements                                                                   3,093,088               3,093,088
                                                                               -----------             -----------
         Total                                                                   9,617,588               9,617,588
  Less accumulated depreciation                                                 (2,074,974)             (1,979,600)
                                                                               -----------             -----------
         Property, net                                                           7,542,614               7,637,988

ASSETS HELD FOR SALE--DISCONTINUED OPERATIONS                                    3,631,668               3,700,601

CASH                                                                                37,218                  71,818
TENANT RECEIVABLES                                                                  27,721                  16,796
PREPAID EXPENSES AND OTHER ASSETS                                                  472,421                 369,863
DEFERRED LOAN COSTS, net                                                            66,852                  72,622
DEFERRED RENT RECEIVABLE                                                            16,861                   6,583
DEFERRED TAX ASSET                                                               1,464,404               1,423,624
                                                                               -----------             -----------
TOTAL ASSETS                                                                   $13,259,759             $13,299,895

LIABILITIES AND STOCKHOLDERS' DEFICIT LIABILITIES:
  Notes payable                                                                $10,481,365             $10,347,183
  Accounts payable and accrued expenses                                             35,290                  93,395
  Accrued interest                                                                  46,661                  37,002
  Notes payable held for sale--discontinued operations                           4,791,711               4,841,850
  Security deposits and prepaid rent                                                49,539                  49,539
                                                                               -----------             -----------
TOTAL LIABILITIES                                                               15,404,566              15,368,969
                                                                               -----------             -----------

STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value; authorized 80,000,000 shares;
    issued and outstanding, 16,500,000 shares at September 30, 2004,
    and December 31, 2003                                                           16,500                  16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares;
    no shares issued and outstanding at September 30, 2004, and
    December 31, 2003                                                                   --                      --
  Additional capital                                                             1,692,742               1,692,742
  Accumulated deficit                                                           (3,854,049)             (3,778,316)
                                                                               -----------             -----------
TOTAL STOCKHOLDERS' DEFICIT                                                     (2,144,807)             (2,069,074)
                                                                               -----------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $13,259,759             $13,299,895
                                                                               ===========             ===========

See notes to the condensed financial statements.

                                                                3

MONTGOMERY REALTY GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (Unaudited)

                                                                                       2004                 2003
                                                                                   -----------          -----------
REVENUES:
  Rent                                                                             $   226,675          $   208,661
  Other                                                                                     --                   --
                                                                                   -----------          -----------
         Total revenues                                                                226,675              208,661
                                                                                   -----------          -----------

EXPENSES:
  Real estate taxes                                                                     57,426               53,485
  Utilities                                                                                344                  122
  Repairs and maintenance                                                                  158                  271
  General building                                                                       1,825                  727
  Administration                                                                         4,606                4,394
  Insurance                                                                              9,707                7,057
  Management fee                                                                         8,100                8,100
  Depreciation                                                                          35,125               32,296
  Amortization                                                                          12,764               12,943
                                                                                   -----------          -----------
         Total expenses                                                                130,055              119,395
                                                                                   -----------          -----------

INCOME BEFORE INTEREST EXPENSE, INCOME
  TAXES AND DISCONTINUED OPERATIONS                                                     96,620               89,266

INTEREST EXPENSE, NET                                                                 (142,336)            (120,483)
                                                                                   -----------          -----------

LOSS BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS                                                              (45,716)             (31,217)

INCOME TAX BENEFIT                                                                      16,002                8,762
                                                                                   -----------          -----------

LOSS FROM CONTINUING OPERATIONS                                                        (29,714)             (22,455)

  Income from discontinued operations, net of tax provision
    of $5,620 and $1,630, respectively                                                  10,435                2,778

  Gain on sale of property (net of tax provision of $358,396)                               --              537,593
                                                                                   -----------          -----------
NET (LOSS) INCOME                                                                  $   (19,279)         $   517,916
                                                                                   ===========          ===========

NET (LOSS) INCOME PER COMMON SHARE,
BASIC AND DILUTED                                                                  $    (0.001)         $     0.031
                                                                                   ===========          ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES, BASIC AND DILUTED                         16,500,000           16,500,000
                                                                                   ===========          ===========

See notes to the condensed financial statements.

                                                                4

MONTGOMERY REALTY GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2004, AND 2003 (Unaudited)

                                                                                   2004                  2003
                                                                               -----------            -----------
REVENUES:
  Rent                                                                         $   680,024            $   563,801
  Other                                                                                533                     --
                                                                               -----------            -----------
         Total revenues                                                            680,557                563,801
                                                                               -----------            -----------

EXPENSES:
  Real estate taxes                                                                167,942                140,402
  Utilities                                                                          2,663                    253
  Repairs and maintenance                                                            9,764                  1,502
  General building                                                                   3,784                  3,273
  Administration                                                                    15,122                 21,436
  Insurance                                                                         29,092                 11,294
  Management fee                                                                    24,300                 24,300
  Depreciation                                                                     105,376                 84,359
  Amortization                                                                      52,156                 38,829
                                                                               -----------            -----------
         Total expenses                                                            410,199                325,648
                                                                               -----------            -----------

INCOME BEFORE INTEREST EXPENSE, INCOME
  TAXES AND DISCONTINUED OPERATIONS                                                270,358                238,153

INTEREST EXPENSE, NET                                                             (415,633)              (340,619)
                                                                               -----------            -----------
LOSS BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS                                                         (145,275)              (102,466)

INCOME TAX BENEFIT                                                                  56,847                 33,120
                                                                               -----------            -----------
LOSS FROM CONTINUING OPERATIONS                                                    (94,428)               (69,346)

   Income from discontinued operations, net of tax provision
     of $10,066 and 1,044, respectively                                             18,695                  1,779
   Gain on sale of property (net of tax provision of $358,396)                          --                537,593

NET (LOSS) INCOME                                                              $   (75,733)           $   470,026
                                                                               ===========            ===========

NET (LOSS) INCOME PER COMMON SHARE,
BASIC AND DILUTED                                                              $    (0.005)           $     0.028
                                                                               ===========            ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES, BASIC AND DILUTED                     16,500,000             16,500,000
                                                                               ===========            ===========

See notes to the condensed financial statements.

                                                               5

MONTGOMERY REALTY GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004, AND 2003 (Unaudited)

                                                                              2004                      2003
                                                                          ------------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                       $    (75,733)              $   470,026
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
  Depreciation and amortization                                                216,463                   198,589
  Gain on sale of property                                                          --                  (895,989)
  Deferred rent receivable                                                     (10,278)                       --
  Deferred taxes                                                               (40,780)                  326,321
  Changes in assets and liabilities:
   Tenant receivables                                                          (10,925)                  (42,861)
   Prepaid expenses and other assets                                          (102,558)                 (154,067)
   Accounts payable                                                            (58,105)                   (1,866)
   Accrued interest                                                              8,430                     3,203
   Security deposits and prepaid rent                                               --                     8,947
                                                                          ------------               -----------
         Net cash used in operating activities                                 (73,486)                  (87,697)
                                                                          ------------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property                                                             --                (1,085,000)
  Proceeds from sale of property                                                    --                 1,827,051
                                                                          ------------               -----------

       Net cash (used in) provided by investing activities                          --                   742,051
                                                                          ------------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                      350,000                        --
  Payment of loan costs                                                        (46,386)                  (23,510)
  Payments on notes payable                                                   (264,727)                 (959,493)
                                                                          ------------               -----------

       Net cash provided by (used in) financing activities                      38,886                  (983,003)
                                                                          ------------               -----------

DECREASE IN CASH                                                               (34,600)                 (328,649)

CASH, BEGINNING OF PERIOD                                                       71,818                   386,565
                                                                          ------------               -----------

CASH, END OF PERIOD                                                       $     37,218               $    57,916
                                                                          ============               ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                                  $    753,146               $   687,214

  Cash paid for income taxes                                              $     50,000               $        --



See notes to the condensed financial statements.

                                                                6

MONTGOMERY REALTY GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 (Unaudited)

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

2.       TRANSACTIONS WITH AFFILIATE

         Property management fees of $30,000 and $90,000 were paid to an affiliate of the pricipal shareholder for the three and nine months, respectively, ended September 30, 2004.

         On July 13, 2004, Montgomery repaid its March 31, 2004, note of $100,000, plus accrued interest of $3,069, to Dinesh Maniar, its principal shareholder.

         On June 29, 2004, Dinesh Maniar made a loan of $50,000 to Montgomery on an unsecured basis. The loan bore interest at the rate of 10% per annum, payable monthly, with all principal and interest due on June 30, 2005. During October 2004, Montgomery repaid the balance of the loan plus interest of $1,392.

         On October 21, 2004, Dinesh Maniar made a loan of $40,000 to Montgomery on an unsecured basis. The loan bears interest at the rate of 10% per annum and is payable monthly, with all principal and interest due on October 21, 2005.

3.       BASIC AND DILUTED LOSS PER SHARE OF BENEFICIAL INTEREST

         Basic and diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding of 16,500,000 for the three months ended September 30, 2004 and 2003.

4.       MORTGAGE DEBT

         On July 19, 2004, Montgomery amended its second mortgage loan on the Front Street Office Building to increase the principal amount by $200,000 to $900,000 and extend the maturity date to February 1, 2005.

         On September 3, 2004, Montgomery amended the first mortgage loan on the Front Street Office Building to extend the maturity date to February 26, 2005. At September 30, 2004, the loan had a principal balance of $2,800,000.

         On September 27, 2004, Montgomery amended the first mortgage on the Eccles Project to extend the maturity date of the loan to September 15, 2005. The loan had an outstanding balance at September 30, 2004, of $2,246,054.

5.       SALE OF ORCHARD SUPPLY SHOPPING CENTER

         On September 8, 2004, Montgomery entered into a binding purchase and sale agreement for the sale of the Orchard Supply Shopping Center for $7,950,000. The Orchard Supply Shopping Center has a book value of $3,611,463 as of September 30, 2004, such that assuming the sale closes, Montgomery's gain on sale would be approximately $4,300,000, less standard prorations and closing costs. Montgomery intends to treat the transaction as a tax-free exchange under Internal Revenue Code
         Section 1031 and reinvest substantially all of the sale proceeds in another income-producing property. The sale is currently expected to close in December 2004.

6.       SUBSEQUENT EVENTS

         On November 5, 2004, Montgomery entered into a line of credit agreement with Dynamic Sciences International, Inc., a Nevada corporation ("Dynamic"). Under the terms of the line of credit agreement, Montgomery will loan Dynamic up to $120,000 to be used for hiring an independent auditor to audit Dynamic's financial statements, employing attorneys, obtaining a third-party evaluation of Dynamic's fair market value, and for such other matters as Montgomery and Dynamic may agree upon in connection with a potential business combination or acquisition involving the companies. Dynamic is in the defense contracting business.

         Any amounts advanced under the line of credit shall bear interest at the rate of 7% per year and be payable one year from the date of the loan. At Montgomery's sole discretion, all amounts due under the line of credit may be converted into common stock of Dynamic at the price of $0.07 per share at any time.

         There is no material relationship between Dynamic and Montgomery or any of Montgomery's affiliates.



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

         Montgomery's management believes the most significant challenge facing Montgomery is the negative cash flow generated by the Front Street Office Building. Coupled with the anticipated renovation costs of that property, the continued ownership of the Front Street Office Building may have an adverse effect on Montgomery's results of operations until at least such time as the anticipated renovation is completed or a sale of the Front Street Office Building may occur.

Basis of Presentation of Financial Information

         Montgomery accounts for its real estate assets using the historical cost method consistent with accounting principles generally accepted in the United States of America. Montgomery acquired the majority of its real estate assets from its principal shareholder, Dinesh Maniar, in a "reverse acquisition" in 1999. The historical cost, as shown on the financial statements, for those assets is Mr. Maniar's original purchase cost, which in most cases is significantly below the estimated current market value. For example, the historical cost of the Eccles Project is $539,500 dating back to 1980. The appraised value of the Eccles Project as of February 2002 was $12,370,000. While the Eccles Project is the most extreme example of such a disparity between historical cost and appraised value, other disparities are identified under Capital Requirements below. For the Front Street Office Building, which was acquired in 2003, the historical cost as shown on the financial statements is the July 2003 purchase price.

Results of Operations

         Three Months Ended September 30, 2004, and September 30, 2003

         Montgomery had a net loss of $19,279 for the three months ended September 30, 2004, as compared to net income of $517,916 for the same period ended September 30, 2003, a decrease of 103.7%. This significant change is primarily the result of the $537,593 gain reported in the three-month period ended September 30, 2003, when Montgomery sold the San Ramon Retail Center, which was a one-time event. Montgomery's loss for the three-month period ended September 30, 2003, from continuing operations was $22,455, compared to a loss from continuing operations of $29,714 for the three-month period ended September 30, 2004, which represents a 32.3% increase. This change is primarily the result of increases in operating expenses from the acquisition of the Front Street Office Building.

         Montgomery's total revenue from continuing operations increased to $226,675 for the three months ended September 30, 2004, as compared to $208,661 for the three months ended September 30, 2003, or 8.6%. This change is primarily the result of increases in base rent from the acquisition of the Front Street Office Building in July 2003.

         Total operating expenses from continuing operations increased to $130,055 for the three months ended September 30, 2004, from $119,395 for the same period ended September 30, 2003, or 8.9%. This change is primarily the result of the increase in related operating expenses resulting from the operation of the Front Street Office Building.

         Net interest expense from continuing operations increased to $142,336 for the three months ended September 30, 2004, from $120,483 for the three months ended September 30, 2003, or 18.2%. This change is primarily the result of the increase in notes payable due to the increased mortgage debt on the Front Street Office Building and the unsecured loans from Dinesh Maniar.

         Nine Months Ended September 30, 2004, and September 30, 2003

         Montgomery had a net loss of $75,733 for the nine months ended September 30, 2004, as compared to net income of $470,026 for the same period ended September 30, 2003. The sale of the San Ramon Retail Center in the nine-month period ended September 30, 2003, generated income of $537,593. But for the sale of the San Ramon Retail Center, the results of continuing operations for the nine-month period ended September 30, 2003, were a net loss of $69,346, compared to the net loss for the nine-month period ended September 30, 2004, of $94,428, which represents a 36.2% increase. This change is primarily the result of increases in operating expenses from the acquisition of the Front Street Office Building.

         Montgomery's total revenue from continuing operations increased to $680,557 for the nine months ended September 30, 2004, from $563,801 for the nine months ended September 30, 2003, or 20.7%. This change is primarily the result of increases in base rent from the operation of the Front Street Office Building.

         Total operating expenses from continuing operations increased to $410,199 for the nine months ended September 30, 2004, from $325,648 for the same period ended September 30, 2003, or 26.0%. This change is primarily the result of the increase in real estate taxes and other related operating expenses from the operation of the Front Street Office Building.

         Net interest expense from continuing operations increased to $415,633 for the nine months ended September 30, 2004, from $340,619 for the nine months ended September 30, 2003, or 22.0%. This increase is primarily the result of increases in notes payable due to the increased mortgage debt on the Front Street Office Building and the loans from Dinesh Maniar.

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

         Montgomery's liquidity consists of cash on hand at September 30, 2004, of $37,218.

         Operating activities used $73,486 net cash for the nine months ended September 30, 2004, as compared with $87,697 of net cash used by operating activities for the nine-month period ended September 30, 2003. This change is primarily the result of a decrease in development activities for the Front Street Office Building.

         Interest and principal payments on Montgomery's various mortgages totaled $914,805 for the nine months ended September 30, 2004, as compared to $863,764 for the same nine-month period in the prior fiscal year.

         The maturity date on the second mortgage loan in the amount of $700,000 on the Front Street Office Building, previously extended to June 1, 2004, has now been extended to February 1, 2005. In addition, as of July 19, 2004, the principal amount of the mortgage loan was increased to $900,000.

         On September 3, 2004, Montgomery renegotiated the first mortgage loan on the Front Street Office Building to extend the maturity date to February 26, 2005. At September 30, 2004, the loan had a principal balance of $2,800,000.

         On September 27, 2004, Montgomery renegotiated the first mortgage loan on the Eccles Project to extend the maturity date to September 15, 2005. The loan had an outstanding balance at September 30, 2004, of $2,246,054.

Investing Activities

         Montgomery did not use cash for investing activities for the period ended September 30, 2004, but $742,051 in cash was provided by investing activities for the period ended September 30, 2003. Montgomery's investing activities for the period ended September 30, 2003, involved a net increase in cash from the sale of the San Ramon Retail Center on July 25, 2003, which provided cash of $1,827,051, while cash of $1,085,000 was used to acquire the Front Street Office Building. In addition, renovation activities involving the Front Street Office Building have used a total of $289,646 as of September 30, 2004.

Financing Activities

         During the nine months ended September 30, 2004, financing activities provided cash of $85,272, as compared to cash used of $983,003 by financing activities for the nine months ended September 30, 2003. The primary reason for this cash provided from financing activities was unsecured loans in the amount of $150,000 from Montgomery's principal shareholder, Mr. Maniar. The first note for $100,000 was issued on March 31, 2004, bore interest at the rate of 10% per annum, payable monthly, and was due in full by April 1, 2005. That note was paid in full on July 13, 2004. The second note of $50,000 was issued on June 29, 2004, bears interest at the rate of 10% per annum, payable monthly, and is due in full by June 30, 2005. In addition, Montgomery renegotiated its second mortgage loan on the Front Street Office Building increasing the principal amount of $200,000. The cash used in financing activities for the nine months ended September 30, 2003, was primarily due to the repayment of the loan on the San Ramon Retail Center.

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

         Montgomery's principal methods for obtaining acquisition and development capital come from either additional financing activities, as discussed below, or the sale or exchange of existing real estate assets to realize a cash or trade value from the equity generated by appreciation of real estate assets. Absent additional capital from financing activities or the sale or exchange of real estate assets, Montgomery may not have sufficient cash flow to fund its ongoing operations or expansion, acquisition, or redevelopment activities.

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

         When the capitalized expenses related to the Front Street Office Building and the operating expenses related to the Front Street Office Building are combined, ownership of the Front Street Office Building by Montgomery uses cash each year in the amount of approximately $166,000. Because of this negative cash flow and the subsequent need for the principal shareholder to fund the cash shortfall with loans, management is considering a sale of the Front Street Office Building prior to redevelopment and releasing. Montgomery may make such a sale to its principal shareholder, subject to the approval of the audit committee, or to an independent third party; however, no specific buyer has been identified, no sales efforts have been initiated, and no written offers have been received.

Equity in Real Estate

         Based upon independent appraisals performed between September 1998 and July 2003, Montgomery's properties had a combined value of approximately $31,100,000 at September 30, 2004, as compared to the historical cost, net of depreciation of $11,154,077, at which such properties are reported in Montgomery's financial statements as of September 30, 2004. The related indebtedness secured by such properties totaled $15,245,089 as of September 30, 2004, such that Montgomery has equity of approximately $14,404,911 in its real estate assets as of September 30, 2004.

         Montgomery's real estate assets are a valuable source of equity and the difference between their historical cost (net) and fair market value is shown as follows (see Footnote 2 to Montgomery's audited financial statements for the year ended December 31, 2003):

Assets:                             Historical Cost (Net)    Fair Market Values
-------                             ---------------------    ------------------

 Keker & Van Nest Building              $ 2,560,753              $ 6,750,000
 Orchard Supply Shopping Center(1)        3,611,463                7,950,000
 Eccles Project                             539,500               12,370,000
 Front Street Office Building             4,442,361                4,030,000
                                        -----------              -----------
          Total                         $11,154,077              $31,100,000
                                        ===========              ===========
----------------
(1) Updated to reflect the purchase and sale agreement described in Note 8 to the September 30, 2004, unaudited financial statements.


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

Sale of Orchard Supply Shopping Center

         On September 8, 2004, Montgomery entered into a binding Purchase and Sale Agreement for the sale of the Orchard Supply Shopping Center with an unrelated third party for a purchase price of $7,950,000. The Orchard Supply Shopping Center has a book value of $3,611,463 as of September 30, 2004, such that Montgomery's gain on the sale would be approximately $4,300,000, less standard prorations and closing costs. The Orchard Supply Shopping Center is encumbered by a first mortgage loan in the amount of $4,763,725 as of September 30, 2004, which the buyer has agreed to assume. Therefore, at the closing,

Montgomery will have cash proceeds of approximately $3,180,000. Montgomery intends to reinvest theses proceeds and may structure the transaction to qualify, in whole or in part, as a tax-free exchange so as to acquire new income-producing property.

         The Purchase and Sale Agreement provided for a 30-day due diligence period for the buyer to determine if title was acceptable to him and a 45-day due diligence period for the buyer to determine if the condition of the property was acceptable to him. Buyer waived these contingencies.

         The Purchase and Sale Agreement also provides for a 75-day period for the buyer to assume the existing first mortgage loan on the property. To date, the first mortgage lender has forwarded the loan assumption application to buyer, and buyer is in the process of assuming the existing loan. Montgomery and the buyer have extended the date for waiver of this contingency until such time as buyer is actually able to assume the existing first mortgage loan. The loan assumption is an important aspect to the sale transaction. If the buyer is not able to assume the loan and Montgomery instead accepts all cash, Montgomery will be required to prepay the existing loan. A prepayment of the existing $5,100,000 first mortgage loan would cause Montgomery to pay a substantial prepayment penalty of approximately $160,000. Montgomery has extended the waiver date for this contingency because of the financial impact upon Montgomery of a failure of the loan assumption by the buyer.

         The closing date for the sale is currently set for December 27, 2004, and Montgomery anticipates that the sale will close on the scheduled closing date.

Lease Status of Real Estate Assets

         The Keker & Van Nest lease is due to expire on November 18, 2004. However, on March 9, 2004, the tenant exercised its option to extend the term of the lease for an additional five-year period. The lease requires that Montgomery, the landlord, and the tenant either agree to a "fair market value" rental rate or submit the matter to arbitration in which both Montgomery and the tenant each select an arbitrator with these two arbitrators choosing a third arbitrator. Although Montgomery and the tenant continue to negotiate in an informal manner, each party has selected its own arbitrator. The two arbitrators plan to meet mid-November 2004 to select the third arbitrator. No date has been set for the final arbitration.

         Montgomery's counsel has retained the services of a national brokerage firm to compile the raw data on fair market value rental rates in San Francisco, California. Keker & Van Nest is currently paying monthly rent of $59,190 and Montgomery anticipates that the future rental rate will be between $40,000 and $60,000 per month, although no assurances can be given that such rental rates will be received.

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

Montgomery's audit committee has reviewed the transactions and believes that they are fair and in the best interests of Montgomery. Montgomery's board of directors has imposed a current moratorium on any increases in the management fees paid by Montgomery to Diversified Investment & Management Corporation, or DIMC, and those fees therefore remain at $10,000 per month until such time as the board of directors of Montgomery may authorize a fee increase. No payments were made from Montgomery to DIMC under the Development and Consulting Agreement during the nine months ended September 30, 2004.

Loans from Shareholders

         On July 13, 2004, Montgomery repaid its March 31, 2004, note of $100,000, plus accrued interest of $3,069, to Dinesh Maniar.

         On June 29, 2004, Dinesh Maniar made a loan of $50,000 to Montgomery on an unsecured basis. The loan bore interest at the rate of 10% per annum, payable monthly, with all principal and interest due on June 30, 2005. During October 2004, Montgomery repaid the balance of the loan plus interest of $1,392.

         On October 21, 2004, Dinesh Maniar, the principal shareholder of Montgomery, made a loan of $40,000 to Montgomery on an unsecured basis. The loan bears interest at the rate of 10% per annum and is payable monthly, with all principal and interest due on October 21, 2005.

Front Street Office Building Renovation

         Montgomery is considering renovating the Front Street Office Building property to increase leasable space to approximately 18,000 square feet above ground and another 5,000 square feet of basement space. Montgomery, with the assistance of Diversified Investment & Management Corporation, or DIMC, as its agent, has obtained the initial entitlements and is in the process of filing the plans with the San Francisco Planning Department to obtain building permits. If permits are issued, as Montgomery expects, and Montgomery retains ownership of the property, Montgomery anticipates renovating the top three floors into first-class office space in downtown San Francisco when and if Montgomery is able to obtain the necessary funding.

         Montgomery currently estimates that renovation pursuant to the plans to be filed with the City of San Francisco Planning Department would entail a construction cost of approximately $2,000,000. With the assistance of DIMC, Montgomery has begun to look for a construction lender; however, until building permits are actually issued, it is unlikely that a commitment will be obtained by Montgomery. Additionally, given Montgomery's lack of history in real estate development and the successful record of Montgomery's president, Dinesh Maniar, any construction lender may well require that Mr. Maniar personally guarantee the construction loan. There can be no assurance that a construction loan will be forthcoming or that, if offered, Mr. Maniar would be willing to personally guarantee the construction loan.

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

         The renovated building is pre-leased in part. Schroeders' Restaurant has orally agreed to restructure its leasehold premises to take a remodeled basement that will provide more effective storage space for it, while at the same time leaving the portion of the basement facing the entry and street available for a lease to Diamond Oaks Vineyard as a wine tasting room, at a rent of $72,000 per annum ($44 per square foot) as set forth in the Purchase and Sale Agreement. The prospective new tenant, another affiliate of our majority stockholder Dinesh Maniar, has also agreed to this arrangement. Also, DIMC has agreed to lease the renovated top floor of the Front Street Office Building for $120,000 per annum ($26 per square foot) as set forth in the Purchase and Sale Agreement. The renovation will leave two floors vacant, with each floor having approximately 5,000 square feet of leasable space. Current San Francisco rents vary from a low of $25 per square foot per year to a high of $60 per square foot per year. No assurance can be given such activities will be completed or rents will be achieved.

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

         Due to the uncertainty in obtaining financing and the need for the principal shareholder to fund current cash shortfalls, management is also considering a sale of the Front Street Office Building prior to redevelopment and releasing. The Front Street Office Building currently uses cash of approximately $13,000 per month. Montgomery may make such a sale to its principal shareholder, subject to the approval of the audit committee, or to an independent third party; however, no specific buyer has been identified, no sales efforts have been initiated, and no written offers have been received.

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

         Montgomery's management has not made a final determination as to whether or not to sell any of these properties, and therefore, a sale of either of these assets within one year is not currently anticipated, such that reporting under Financial Accounting Standard Board Statement No. 144 would not be required.

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

         Within the 90-day period prior to the date of this report, Montgomery evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, Montgomery's Chief Executive and Financial Officer concluded that its disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Montgomery required to be included in this quarterly report on Form 10-QSB.

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

                           PART II. OTHER INFORMATION

                                ITEM 6. EXHIBITS

         The following exhibits are included as part of this report at the location indicated:

   Exhibit
   Number*                 Title of Document                                         Location
-------------- ------------------------------------------------------------------- ----------------
   Item 31     Rule 13a-14(a)/15d-14(a) Certifications
----------------------------------------------------------------------------------
    31.01      Certification of Chief Executive Officer Pursuant to                This filing.
               Rule 13a-14

    31.02      Certification of Chief Financial Officer Pursuant to                This filing.
               Rule 13a-14

   Item 32     Section 1350 Certifications
----------------------------------------------------------------------------------
    32.01      Certification of Chief Executive Officer and Chief Financial        This filing.
               Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002

--------------
* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MONTGOMERY REALTY GROUP, INC.
                                        (Registrant)


Date: November 15, 2004                 By: /s/ Dinesh Maniar
                                           -------------------------------------
                                           Dinesh Maniar, President
                                           Chief Executive and Financial Officer