Form 10KSB
period 2004-12-31
MONTGOMERY REALTY GROUP INC
filed 2005-08-23
CIK 1050835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                               ANNUAL REPORT UNDER
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                        Commission File Number 000-30724

                          MONTGOMERY REALTY GROUP, INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

               Nevada                                           88-0377199
   -------------------------------                         -------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                         Identification No.)

            400 Oyster Point Blvd., Suite 415
                    San Francisco, CA                          94080
         ----------------------------------------           ----------
         (Address of principal executive offices)           (Zip Code)

                                 (650) 266-8080
                           ---------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $907,233

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of August 15, 2005, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of Montgomery Realty Group was $184,560.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 15, 2005, Montgomery Realty Group had 16,500,000 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

     Item                           Description                             Page
     ----                           -----------                             ----

               Special Note about Forward-Looking Information...............  3

                                     Part I
Items 1 and 2  Description of Business and Property.........................  4
    Item 3     Legal Proceedings............................................ 24
    Item 4     Submission of Matters to a Vote of Security Holders.......... 25

                                     Part II

    Item 5     Market for Common Equity, Related Stockholder Matters
                 and Small Business Issuer Purchases of Equity Securities... 26
    Item 6     Management's Discussion and Analysis or Plan of Operation.... 27
    Item 7     Financial Statements......................................... 42
    Item 8     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure........................ 42
   Item 8A     Controls and Procedures...................................... 43
   Item 8B     Other Information............................................ 43

                                    Part III

   Item 9      Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act.......... 44
   Item 10     Executive Compensation....................................... 46
   Item 11     Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters................. 46
   Item 12     Certain Relationships and Related Transactions............... 47
   Item 13     Exhibits..................................................... 48
   Item 14     Principal Accountant Fees and Services....................... 52
               Signatures................................................... 52

                 SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

         This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend" and similar words and expressions. Statements that describe Montgomery's future strategic plans, goals or objectives are also forward-looking statements. Any forward-looking statements, including those regarding Montgomery or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guaranties of future performance, results or events and involve risks and uncertainties, such as those discussed below.

         The forward-looking statements are based on present circumstances and on Montgomery's predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed below. These cautionary statements are intended to be applicable to all forward-looking statements wherever they appear in this report.

                                     PART I

               ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTY

Introduction and Business Strategy

         Montgomery Realty Group, Inc., or Montgomery, is a real estate investment and development company that is currently changing its real estate asset base in response to favorable real estate market conditions and interest rates. Montgomery has historically held a stable portfolio of San Francisco Bay Area real estate assets and operated them in a manner that generally provided a positive cash flow while the assets appreciated in value. Montgomery's four-property real estate portfolio remained constant from 1999 into 2003. However, since July 2003, Montgomery has sold its two retail shopping centers and its downtown San Francisco office building development project, and has acquired three apartment complexes in Austin, Texas.

         As a real estate investment and development company, Montgomery has been able to grow by taking advantage of cyclical changes in the real estate equity and debt markets that occur at various intervals in the economic cycle. While Montgomery seeks to maintain positive cash flow, its primary business focus does not center solely upon its net operating income, earnings per share, or similar items, as would an established real estate investment trust, or REIT. Rather, as a growing company, Montgomery focuses upon holding real estate assets in its portfolio with a view towards capitalizing upon the appreciation of its portfolio when favorable market conditions arise and thereafter, seeking positive cash flow for reinvestment or distribution. Therefore, Montgomery's real estate portfolio is central to its long-term strategy for company growth, and Montgomery's strategy is to adjust that portfolio when market conditions are favorable.

         Montgomery's management believed that recent market conditions favored a strategy of disposing of all, or substantially all, of the real estate portfolio that Montgomery held as of December 31, 2003. Management did so with a view towards reinvesting the proceeds primarily in large residential apartment complexes, so as to develop an apartment complex portfolio that would provide economy of scale. Such a strategic plan allowed Montgomery to divest itself of many of its existing development and related risks, while providing a suitably larger asset base (and correspondingly higher mortgage debt base), so that following the current upswing in the San Francisco Bay Area and Austin, Texas real estate markets, Montgomery's new portfolio of assets will be larger (in both asset value and corresponding mortgage debt). This will permit the general trend of appreciation in real estate to work upon an increased asset base. As part of such strategy, Montgomery has invested in real estate assets that will produce sufficient income so that Montgomery can again hold on to its reestablished portfolio until the real estate market enters into a new cycle of increased values with low interest rates, whereupon Montgomery will again attempt to expand its asset base with the next economic cycle.

         Montgomery believes that it currently has significant equity in its existing portfolio. The appraised value of the real estate assets at December 31, 2004, aggregated $30,040,000, as disclosed in Footnote 2 to the financial statements. The mortgage debt associated with those properties was $15,268,200 at December 31, 2004, such that the appraised values exceeded the mortgage debt by approximately $14,771,800. Thus, Montgomery believes it has sufficient cash (or equity that may be converted to cash) to continue its strategic reinvestment plan. In addition, Montgomery is currently negotiating a letter of intent with a major non-banking commercial lender that which would permit Montgomery to receive additional debt financing of approximately $50,000,000, so that Montgomery can acquire additional apartment complex assets. Consequently, Montgomery is positioning itself with both cash and low-cost debt to continue its portfolio expansion.

         The foregoing figures were based on Montgomery's real estate asset portfolio as of December 31, 2004. However, that portfolio has changed significantly during the past seven months. On January 5, 2005, the Orchard Supply Shopping Center was sold to an unrelated third party for $7,950,000 (with an appraised value of only $6,500,000). As part of Montgomery's tax-free exchange, which was conducted in accordance with Montgomery's strategic plan to reinvest in residential apartment complexes, Montgomery acquired three apartment complexes in Austin, Texas. The aggregate purchase price for the three Austin apartment complexes was $8,650,000, such that, as of June 30, 2005, Montgomery's real estate portfolio has increased to $32,290,000, $2,150,000 over the appraised values shown in Footnote 2 to the December 31, 2004, financial statements, or 7.2%. The corresponding mortgage debt associated with Montgomery's real estate portfolio (including both continuing and discontinuing operations) has increased from the $15,268,200 shown at December 31, 2004, to $16,391,991 as of June 30, 2005, or 7.4%. At June 30, 2005, Montgomery's real estate equity is $15,898,009, as opposed to the equity at December 31, 2004, of only $14,381,801, an increase of $1,516,208, or 10.5%.

         In addition, the acquisition costs of the new apartment complexes may be lower than their appraised fair market values as indicated by recent appraisals and other purchase conditions. This analysis is supported by the recent appraisal of the London Square Apartments, which was purchased for $3,200,000 and which subsequently received an appraised value of $3,300,000 or $100,000 more than the acquisition cost. Appraisals of the remaining two Austin apartment complexes have been ordered but not yet received. Additionally, prior to Montgomery's acquisition of the Glen Oaks Apartments for $3,500,000, the same property had been under contract for $4,000,000.

         Continuing its strategic plan of divesting itself of development and renovation projects, with their attendant risk and negative cash flow, Montgomery sold its Front Street Office Building on July 27, 2005, for $4,850,000 to Dinesh Maniar, Montgomery's principal shareholder and president. As a result of this sale in the third quarter of 2005, Montgomery was able to divest itself of approximately $3,850,000 of mortgage and other debt, and to increase its liquidity by approximately $965,000. This increased liquidity puts Montgomery in a position to both maintain a working capital reserve and to continue its strategic plan of repositioning its real estate portfolio.

         The foregoing favorable repositioning of Montgomery's real estate portfolio began in 2003 with the sale of the San Ramon Retail Center in July 2003 at a sale price of $1,892,000, which was $692,000, or 57.6% greater than the appraised value of $1,200,000. This was followed by the sale of the Orchard Supply Shopping Center in January 2005 for $7,950,000, which was $1,450,000, or 22.3% greater than the appraised value of $6,500,000. Based upon these historic sales, substantially in excess of the appraised fair market values, Montgomery's management believes that the existing appraised values for Montgomery's real estate portfolio may understate the value of Montgomery's current real estate portfolio.

         Montgomery's management believes that it has significant equity in its existing real estate portfolio and available debt financing to either continue with its strategic plan to focus on the single product line of apartment complex acquisitions or to use its equity as a capital source to complete the development of the Eccles Project.

         The sale of the Orchard Supply Shopping Center, which appraised at $6,500,000 (and sold at $7,950,000), allowed Montgomery to acquire three apartment complexes with an acquisition cost of $8,650,000. Thus, the acquisition cost of the new apartment complexes was $2,150,000, or 33.1% greater than the appraised value of the asset sold. The debt associated with the Orchard Supply Shopping Center was $4,746,209, while the new debt associated with the three new apartment complexes is only $6,000,000, an increase of $1,253,791, or 26.4%. This is an example of Montgomery's strategy of obtaining properties with significantly higher asset values and corresponding debt. This in turn allows the general trend of appreciation on real estate to work upon a greater asset base, while at the same time providing Montgomery with sufficient positive cash flow to hold such assets as long-term investments. Montgomery's rental income is also no longer dependent upon only a few large commercial tenants, although residential tenant rental income remains subject to general market fluctuations.

         While concentrating Montgomery's assets in any one specific type of property would provide a stronger identity in the market place, such a course of action also would pose the danger that Montgomery would no longer be diversified in different areas of the real estate market, such that a shift in the chosen market would then have a dramatic impact upon the fair market value of Montgomery's assets. To ameliorate this risk, Montgomery has made its initial acquisition of three apartment complexes in Austin, Texas, a different regional market, so as to diversify its real estate portfolio out of the San Francisco Bay Area. Following the sale of the Front Street Office Building, management is also considering other types of property for acquisitions in order to continue the diversification of its real estate portfolio.

         Dinesh Maniar is Montgomery's majority shareholder, chairman, chief executive officer and chief financial officer. Mr. Maniar began his real estate development career by developing over 1,500,000 square feet of real estate in South San Francisco, California, commencing in 1973. In 1999, Mr. Maniar transferred four of his real estate assets into Montgomery in exchange for a 97% controlling interest in Montgomery. Mr. Maniar's years of experience in developing and investing in commercial real estate continues to inform and guide Montgomery's strategic planning, including Montgomery's currently proposed repositioning of its asset base.

Termination of Agreement with Dynamic Sciences International, Inc.

         On December 1, 2004, Montgomery entered into three integrated agreements with Dynamic Sciences International, Inc., or Dynamic, a high-technology communications company located in Woodland Hills, California, related to a potential business combination or acquisition involving Montgomery and Dynamic: (1) Business Terms Agreement; (2) Line of Credit Agreement; and (3) Stock Warrant Agreement.

         Under the terms of these agreements, Montgomery agreed, under certain terms and conditions, to advance to Dynamic up to $120,000 for Dynamic's audit and legal fees. Under the terms of these agreements, Dynamic was to select an independent audit firm acceptable to Montgomery and engage its services. In fact, Dynamic elected to use the services of Weinberg & Co., or Weinberg, and Montgomery initially accepted Weinberg as a qualified independent audit firm. Dynamic and Weinberg entered into a written engagement agreement. In 2004, an initial advance of $20,000 was made under the Line of Credit Agreement to cover Weinberg's initial retainer as presented to Montgomery by Dynamic.

         The Business Terms Agreement provided the general terms and sequence of events that would be followed in the due diligence investigation of Dynamic by Montgomery. First, the independent auditor was to prepare financial statements for Dynamic. If these were acceptable to Montgomery, Montgomery would then advance further funds for legal fees so that Dynamic's Forms 10-K and 10-Q could be prepared and filed to bring Dynamic current with its Securities and Exchange

Commission filings. Finally, should the proceeding due diligence prove positive, a business valuation would be performed to determine the price and terms of the potential merger.

         The Business Terms Agreement, Line of Credit Agreement and Stock Warrant Agreement limited the aggregate amount of money that Montgomery would be obliged to spend on such due diligence to a maximum of $120,000. All funds advanced under the Line of Credit Agreement were subject to 7% per annum interest from the date of advance, and since Dynamic lacked any other readily available collateral, Montgomery agreed to accept a Stock Warrant as collateral, which warrant allowed Montgomery to convert all outstanding principal and accrued interest advanced under the Line of Credit Agreement into the common stock of Dynamic at $0.07 per share. At the time the Stock Warrant was issued, Dynamic's common stock was trading at approximately $0.10 per share.

         The Line of Credit Agreement provided that for any advance to be made, Dynamic had to submit to Montgomery for approval the invoice or other agreement pursuant to which funds were needed, and then, if such expenditure was approved, Montgomery would advance the funds under the Line of Credit Agreement. After the initial advance, Dynamic faced cash flow problems as a result of unpaid employment taxes. Since the Business Terms Agreement and related agreements were limited to specific due diligence expenditures with a fixed procedure for submittal of invoices and/or proposed retainers, Montgomery elected to assist Dynamic by advancing an additional $20,000 pursuant to a separate promissory note dated December 29, 2004. On January 4, 2005, Montgomery advanced the funds to Dynamic under that note so that Dynamic could resolve its employment tax issues. Dynamic repaid all principal and accrued interest on this separate promissory note on February 5, 2005.

         In February 2005 informal discussions between Montgomery and Weinberg took place wherein Montgomery was advised that the independent auditor had stopped field work as Dynamic did not have its books and records in a form suitable to continue an audit by the independent auditor. Without requesting either an approval by Montgomery or an advance of money from Montgomery under the Line of Credit Agreement, Dynamic retained a firm to perform accounting and bookkeeping work, which firm accrued charges totaling approximately $8,500 in an apparent attempt to put Dynamic's books and records in order. Montgomery recently learned of this outside firm's services and billing when it received correspondence from an attorney representing Dynamic.

         In February 2005 an informal analysis was done with respect to the software that Dynamic had as its main product line by a consultant to Montgomery. This informal analysis indicated that Dynamic's product line was not a product with a prearranged purchaser, as Montgomery had originally believed, but would have to compete on the open market where it may or may not be a successful product. Additionally, by this time Weinberg had accrued additional audit fees of approximately $29,000, such that if Montgomery advanced additional funds to cover such invoice, over 40% of the amount available under the Line of Credit Agreement would be exhausted, leaving approximately $71,000 to cover all remaining audit costs, legal costs relating to the Securities and Exchange Commission filings, and the business evaluation of Dynamic. Montgomery also learned that as of March 31, 2005, Dynamic's common stock had decreased in price from $0.10 per share to $0.04 per share, such that Montgomery's collateral under the Stock Warrant was now substantially impaired.

         At the special meeting of Montgomery's board of directors held on March 18, 2005, the foregoing analysis was presented to the full board of directors, who unanimously determined to cease the due diligence investigation of Dynamic, cease negotiations with Dynamic, and cease funding Dynamic under the Line of Credit Agreement pursuant to the terms contained therein, which permitted Montgomery to suspend or terminate borrowing in the event the financial situation of Dynamic deteriorated or if the value of Dynamic's stock was reduced, both of which conditions occurred. Following the March 18, 2005, meeting of the board of directors, Dynamic and its independent auditors were advised that Montgomery was terminating the due diligence advances to Dynamic and would not be seeking a business agreement with Dynamic.

         At the special meeting of Montgomery's board of directors held on March 18, 2005, the board authorized Montgomery to advance the approximately $29,000 due to Weinberg, so as to honor the outstanding billings incurred as of the date of the notice of termination of the due diligence investigation. However, pending a resolution of billing issues with Weinberg and affirmation by Dynamic that it can repay additional advances, said amount has not yet been paid to Weinberg. Dynamic's rights to borrow under the Line of Credit Agreement were terminated pursuant to Sections 11 and 12 of that agreement following the March 18, 2005, board meeting. As of the date of this report, Dynamic's stock has decreased in value to $0.01 per share.

         Montgomery's management has requested that Dynamic repay the $20,000 already advanced under the Line of Credit Agreement and provide assurances that if Montgomery advances the additional $29,000 of fees incurred by the independent auditors, that Dynamic has the ability and willingness to repay the money. To date, Dynamic has not offered to repay the amount already advanced nor has it provided any assurance that any additional advances can or will be repaid. Montgomery's management is currently reviewing its options, including its rights under the Stock Warrant Agreement. Due to the lack of financial strength by Dynamic and the decrease in value of Dynamic's stock, Montgomery is setting up a reserve for bad debt in an amount that represents the difference between the $20,000 of principal actually owed by Dynamic as of June 30, 2005, and the value of Dynamic's common stock (currently trading at $0.01 per share) if conversion were exercised under the Stock Warrant Agreement.

Operating Agreements with DIMC

         Montgomery had two separate agreements in 2004 with Diversified Investment and Management Corporation, or DIMC, a corporation owned by Dinesh Maniar, the majority shareholder of Montgomery. These two agreements are (1) a property management agreement executed in June 1999; and (2) a development and consulting agreement executed in August 2003.

         Montgomery's audit committee has reviewed the transactions and believes that they are fair and in Montgomery's best interests. Montgomery's board of directors has imposed a current moratorium on any increases in the management fees paid by Montgomery to DIMC, and those fees therefore remain at $10,000 per month until such time as Montgomery's board of directors may authorize a fee increase. No payments were made from Montgomery to DIMC under the development and consulting agreement during the fiscal year ended December 31, 2004. The development and consulting agreement dated August 2003 terminated on July 27, 2005, when Montgomery sold the Front Street Office Building to Dinesh Maniar, the owner of DIMC.

         Montgomery also uses the services of DIMC to seek out new properties for acquisition and to explore market opportunities, whereby existing real estate assets can be sold or refinanced on terms beneficial to Montgomery. DIMC is a licensed real estate brokerage firm and property management company and acted as Montgomery's real estate broker in both the San Ramon Center sale and the Orchard Supply Shopping Center sale, and continues to act as Montgomery's real estate broker in selling and acquiring new properties for Montgomery. See
Part III. Item 12. Certain Relationships and Related Transactions.

         Montgomery's executive offices are located at 400 Oyster Point Boulevard, Suite 415, South San Francisco, California 94080. Its telephone number is (650) 266-8080 and facsimile number is (650) 266-8089. Montgomery obtains the shared use of these offices under a cost reimbursement arrangement with DIMC, an affiliated company.

Operating Agreements with Third Parties

         Montgomery has entered into an operating agreement with Oak Creek Property Management Company to manage and make necessary repairs and improvements to the three apartment complexes in Austin, Texas. The principal terms of the agreement between Oak Creek Property Management and Montgomery have not yet been reduced to a written contract. The agreement calls for Oak Creek Property Management to manage the properties, generate income and expense reports, submit invoices for operating expenses, and make both one-time repairs to bring the properties into a first-class condition and thereafter make regular repairs to keep the apartment units in good and leasable condition at all times.

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

         o State and Local Regulation. The commercial real estate industry is subject to extensive state and local government regulation, including zoning restrictions, building code requirements, environmental law, the Americans with Disabilities Act of 1990, or the ADA, and similar laws. Montgomery's management believes that all but one of the properties owned by Montgomery currently comply with all relevant zoning, building, environmental and ADA laws applicable as of the property's occupancy date. Montgomery is continuing to evaluate the ADA compliance of the London Square Apartment Complex in Austin, Texas.

         o Renovations and Repairs. In cases when Montgomery is renovating, developing, or making substantial repairs to a property, costs to bring the property into compliance with all ADA, structural, earthquake and similar code standards applicable as of the property's occupancy date may represent a need for Montgomery to make substantial capital outlays for such renovation, development, or repair projects in order to bring the property into compliance with updated standards. Additionally, Montgomery may be required to make substantial capital outlays relating to the deferred maintenance at the London Square Apartments and the minor hail damage at the Ashdale Garden Apartments and the Glen Oaks Apartments in Austin, Texas, as well as ongoing repair costs as individual apartment units are turned over to a new tenant in rent-ready condition.

         o Appraisals. Montgomery has obtained independent appraisals for all of its real estate assets, with the exception of the Ashdale Garden Apartments and the Glen Oaks Apartments in Austin, Texas. Appraisals for both of these properties are currently being performed. All of Montgomery's appraisals are performed by independent MAI appraisers. MAI is a designation awarded by the Appraisal Institute to members in good standing that are experienced in the valuation and evaluation of commercial, industrial, residential and other types of properties. The Appraisal Institute is an appraisal industry certification organization that specifies minimum appraisal procedures and practices for its members. Historically, appraised values of Montgomery's real estate assets have shown that the appraised value is greater than the book or purchase price. This is exemplified, not only by Footnote 2 to the financial statements, but also by the recent appraisal of the London Square Apartments, which were purchased for $3,200,000 but subsequently appraised "as is" at $3,300,000.

         o Environmental Risks. Prior to its acquisition of new properties and as part of its due diligence review, Montgomery reviewed the existing Phase I environmental reports (other than for the Ashdale Garden and Glen Oaks Apartment Complexes, which are currently being prepared), seismic studies (as relevant), building condition reports, surveys and certain other relevant documentation to assure that the properties acquired were in good to excellent condition and did not violate any then-applicable governmental law or regulation. Although Montgomery concluded that no such difficulties existed, it is possible that a latent defect or other condition was unknown at the time of the acquisition (or not ascertainable) that would impose liability on Montgomery.

         o Environmental Regulations. Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous substances on its property. Such laws often impose liability without regard to whether the owner knew of or was responsible for the presence of hazardous substances. The costs of remediation or removal may be substantial, and the presence of the hazardous substances, or the failure to promptly remediate them, may adversely affect the owner's ability to sell the real estate or to borrow using the real estate as collateral. In connection with its ownership and operations of the properties, Montgomery may be potentially liable for the costs of removal or remediation of hazardous substances.

                  Phase I environmental reports on Montgomery's existing properties, dated as follows, report an absence of any significant or adverse quantities of toxic waste or hazardous materials at the properties:

                  Keker & Van Nest Office Building              November 1998
                  Eccles Property                                  March 1998
                  London Square Apartment Complex                October 2003
                  Ashdale Garden Apartments                           Pending
                  Glen Oaks Apartments                                Pending

         o Safety and Health Regulations. Montgomery's properties are subject to the ADA. Under the ADA, all places of public accommodation are required to comply with certain federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for public accommodations and commercial facilities, but generally requires that buildings and services (including restaurants, retail stores and apartment complexes) be made accessible and available to people with disabilities. The ADA requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.

         o Surveys and Boundaries. Montgomery's properties are generally surveyed so as to determine any boundary encroachments and to determine not only the exact size and shape of the underlying land, but to locate easements, rights-of-way, and similar matters. Montgomery purchases its title insurance policies for all of its properties with a survey endorsement. A survey endorsement is an obligation by the title company to detail the surveyed land against any encroachments or undisclosed easements. Montgomery is obtaining surveys for the London Square Apartment and Ashdale Garden Apartment complexes in Austin, Texas. Montgomery has already obtained a survey for the Glen Oaks Apartment Complex in Austin, Texas, as well as for its previously owned properties, such as the Keker & Van Nest Office Building and the Eccles Project.

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

Employees and Consultants

         Montgomery does not have any employees other than Dinesh Maniar, its principal executive and principal financial officer, who presently serves without compensation from Montgomery. Montgomery obtains all of its property management services from DIMC and must rely upon the employees and other facilities of DIMC for all day-to-day management decisions and actions. Montgomery's legal and accounting work is done primarily through outside law firms, although most routine transactions are handled through the staff attorneys, accountants and other employees of DIMC. The management contract with DIMC expires on December 31, 2005. See Part III. Item 12. Certain Relationships and Related Transactions.

Properties

         As of December 31, 2004, Montgomery owned and operated three commercial properties containing an aggregate of approximately 99,591 square feet of rentable space - the Keker & Van Nest Office Building, the Front Street Office Building, and the Orchard Supply Shopping Center (which was sold on January 5, 2005, reducing Montgomery's available lease space as of June 30, 2005, to 44,891 square feet). Montgomery also owns a 7.4 acre undeveloped parcel of land in South San Francisco, California. Montgomery's properties as of December 31, 2004, are summarized as follows:

                                                     Building
                                           Land        (sq.   Constructed/    Lease                     Appraised
                Property                  (acre)       ft.)    Renovated    Expiration    Book Value     Value(1)
                --------                  ------       ----    ---------    ----------    ----------     --------
Keker & Van Nest Office Building           0.14       22,300   1907/1989     2004(2)     $  2,534,722  $ 6,750,000
710 Sansome Street
San Francisco, CA

Front Street Office Building               0.14       22,591      1927       2012(3)       4,079,495(4)  4,420,000(5)
234 Front Street
San Francisco, CA

Orchard Supply Shopping Center             4.06       54,700      1987       2013(3)(6)    3,611,463     6,500,000
1041-1061 Market Place
San Ramon, CA

Eccles Project                             7.47         N/A      N/A          N/A            539,500    12,370,000
South San Francisco, CA                   -----       ------                             -----------   -----------

         Total                            11.88       99,591                             $10,765,180   $30,040,000
                                          =====       ======                             ===========   ===========

---------------
(1) Based on third-party MAI appraisals obtained between September 1998 and April 2005.
(2) Excluding renewal options. See Part I. Item 3. Legal Proceedings.
(3) Excludes renewal options.
(4) This book value is based upon historical costs, less accumulated depreciation thereon, and does not include approximately $338,315 of capital expenditures.
(5) This third-party appraisal was performed in April 2005 and represents the "as is" value of the Front Street Office Building, including all renovations and permits obtained to date.
(6) Approximately 51,518 square feet were leased to a single tenant (Orchard Supply Hardware, a wholly-owned subsidiary of Sears Roebuck & Co.) under a lease expiring June 2013.

         Subsequent to December 31, 2004, Montgomery sold the Orchard Supply Shopping Center on January 5, 2005, for a sale price of $7,950,000. Montgomery treated the sale as a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code. The sale contract was assigned to Mark D. Zimmerman as the qualified exchange accommodator and all proceeds from the sale were paid over to Mr. Zimmerman as qualified exchange accommodator for Montgomery.

         As of March 31, 2005, Montgomery owned and operated three commercial properties containing an aggregate of approximately 44,891 square feet of rentable space - the Keker & Van Nest Office Building, the Front Street Office Building, and the Eccles Project. Montgomery's properties as of March 31, 2005, are summarized as follows:

                                                       Building
                                             Land        (sq.        Constructed/       Lease           Appraised
                 Property                   (acre)       ft.)         Renovated       Expiration         Value(1)
-----------------------------------------   --------   ---------    --------------   --------------   --------------
Keker & Van Nest Office Building              0.14        22,300       1907/1989        2004(2)        $ 6,750,000
710 Sansome Street
San Francisco, CA

Front Street Office Building                  0.14        22,591         1927           2012(3)          4,420,000(4)
234 Front Street
San Francisco, CA

Eccles Project                                7.47           N/A          N/A             N/A           12,370,000
South San Francisco, CA

Cash held from sale of assets                  N/A           N/A          N/A             N/A            2,750,000(5)
                                              ----        ------                                       -----------
         Total                                7.75        44,891                                       $26,290,000
                                              ====        ======                                       ===========

---------------
(1) Based on third-party MAI appraisals obtained between September 1998 and April 2005.
(2) Excluding renewal options. See Part I. Item 3. Legal Proceedings.
(3) Excludes renewal options.
(4) This third-party appraisal was performed in April 2005 and represents the "as is" value of the Front Street Office Building, including all renovations and permits obtained to date.
(5) This approximately $2,750,000 amount from the sale of the Orchard Supply Shopping Center was held by Montgomery's qualified exchange accommodator for the purchase of replacement properties.

         The asset values as of both December 31, 2004, and March 31, 2005, indicate appraisals performed between 1998 and 2005, all but one of which are prior to the current increase in real estate market values commencing in 2003. In April 2005, Montgomery obtained an updated appraisal from an independent MAI appraiser, which showed an "as is" value of $4,420,000 for the Front Street Office Building. This appraised value was $390,000 greater than the previous appraisal of $4,030,000, which was performed in 2002.

         Consequently, both the book values and the appraised values are considered by management to be significantly lower than the market values at the date of this report. The sale of the San Ramon Retail Center in July 2003 for more than 100% over book value and more than 57% over appraised value and the sale of the Orchard Supply Shopping Center in January 2005 for more than 100% over its book value and more than 22% over its appraised value supports management's belief in this regard.

         Montgomery identified replacement properties as required by Section 1031 of the Internal Revenue Code and in his role as qualified exchange accommodator, Mr. Zimmerman entered into binding purchase and sale agreements for the London Square Apartments, the Ashdale Garden Apartments, and the Glen Oaks Apartments, all of which are located in Austin, Texas.

         Montgomery borrowed $6,000,000 of new debt to facilitate the acquisitions from a commercial lender. The new debt replaced the debt of approximately $4,746,209 from which Montgomery was relieved as part of the sale of the Orchard Supply Shopping Center. Since the amount of the new debt exceeded the amount of debt from which Montgomery was relieved, Montgomery will not pay any federal or state income tax by reason of the debt relief provided that after examination by the Internal Revenue Service (IRS), the IRS agrees that the sale and acquisitions qualify for tax-free exchange treatment under the provisions of
Section 1031 of the Internal Revenue Code. The new debt was structured as follows:

        Property                       Debt Amount       Points        Rate          Maturity
        --------                       -----------       ------        ----          --------
London Square Apartment Complex         $2,400,000         2.5          12%         12/23/2005
2400 Town Lake Circle                   ==========         ===          ===         ==========
Austin, TX

Ashdale Garden Apartment Complex         1,300,000         2.5          12%         12/27/2005
2450 Ashdale Drive                      ==========         ===          ===         ==========
Austin, TX

Glen Oaks Apartment Complex              2,300,000         3.0          12%         12/27/2005
1007 East Rundberg Lane                 ==========         ===          ===         ==========
Austin, TX

Total                                    6,000,000
                                        ==========

         Acquisition costs incurred included loan origination fees of $161,500, document preparation fees and similar costs totaling $11,237, and lender's title insurance fees aggregating approximately $3,247. Thus, total lender costs, exclusive of prorated interest, were approximately $175,984. Additionally, interest for the partial month of June in favor of the commercial lender and other costs paid outside of escrow aggregated approximately $54,000.

         The funds held by the qualified exchange accommodator in the approximate amount of approximately $2,760,000 were used to acquire the three replacement properties identified above at an aggregate price of $8,650,000, so as to complete the tax-free exchange. After taking into account approximately $175,894 of capitalized lender costs and the credits to Montgomery of approximately $294,516 for hail damage, the net effect of closing prorations, transfer taxes, and other closing costs was $152,793 such that the total cash expended (other than the $54,000 of prorated interest and other non-escrowed costs) for the acquisition of the three Texas apartment complexes is shown on the chart below:

                                          Cash Applied
               Property                   to Purchase     Credit from Seller   Other Closing(1)   Net Cash Used(2)
               --------                   -----------     ------------------   ----------------   ----------------
London Square Apartments                   $  800,000           $      --            $ 16,291        $  816,291
Ashdale Garden Apartments                     650,000             (60,259)             29,824           619,565
Glen Oaks Apartments                        1,200,000            (189,257)            106,678(3)      1,057,421
                                           ----------           ---------            --------        ----------
         Total                             $2,650,000           $(249,516)           $152,793        $2,493,277
                                           ==========           =========            ========        ==========

---------------
(1) This figure includes all prorations, closing costs and charges for lender fees, including points and prorated interest, net of credits for property taxes and items other than a seller's hail damage credit.
(2) The closing costs for the Glen Oaks Apartments appear significantly higher than the other two apartment complexes as the total insurance premium deposit of $24,513 and a finder's fee of $60,000 to John DiMeglio was paid from this single escrow for fees incurred in the acquisition of all three apartment complexes.
(3) Net cash used for acquisitions represents capitalized acquisition costs and does not include approximately $54,000 of prorated interest paid to the lender at the closing and other noncapitalized costs.

         Substantially all of the original funds received by the qualified exchange accommodator were used to acquire qualified reinvestment properties pursuant to the tax-free exchange provisions of Section 1031 of the Internal Revenue Code. Subject to final adjustments for interest and various costs related to the accommodation account, the portion not qualifying for recognition under the tax-free exchange provisions is approximately $212,000, which is the balance of the funds turned over to Montgomery on July 5, 2005, after the 180-day exchange period had elapsed and the qualified exchange accommodator had discharged all of his duties.

         As of June 30, 2005, following the sale of the Orchard Supply Shopping Center and the acquisition of the Austin, Texas, apartment complexes, Montgomery's properties were as follows:

                                                           Building
                                                          (sq. ft.)/
                                                 Land    Residential   Constructed/       Lease       Appraised
                   Property                     (acre)      Units        Renovated     Expiration      Value(1)
                   --------                     ------   -----------    ------------   ----------   -------------
Keker & Van Nest Office Building                  0.14      22,300       1907/1989        2004(2)    $  6,750,000
710 Sansome Street
San Francisco, CA

Front Street Office Building(3)                   0.14      22,591         1927           2012(4)       4,420,000(5)
234 Front Street
San Francisco, CA

Eccles Project                                    7.47       N/A            N/A            N/A         12,370,000
South San Francisco, CA

London Square Apartment Complex                   5.42    118 units        1960           --(6)         3,300,000(7)
2400 Town Lake Circle
Austin, TX

Ashdale Garden Apartment Complex                  2.1(8)   58 units        1960           --(6)         1,950,000(9)
2450 Ashdale Drive
Austin, TX

Glen Oaks Apartment Complex                       5.5(8)  112 units        1982           --(6)         3,500,000(9)
1007 East Rundberg Lane
Austin, TX

Total                                            20.77                                                $32,290,000
                                                 =====                                                ===========

---------------
(1) Based on third-party MAI appraisals obtained between September 1998 and June 2005.
(2)  Excluding renewal options. See Part I. Item 3. Legal Proceedings.
(3) Montgomery entered into an agreement to sell this property, but the transaction had not closed as of June 30, 2005. See Part I. Items 1 and 2--Description of Business and Properties: Front Street Office Building.
(4)  Excludes renewal options.
(5) This third-party appraisal was performed in April 2005. This property was sold to Mr. Maniar on July 27, 2005, for $4,850,000.
(6) Consists of residential apartments with all leases expiring in less than one year.
(7)  MAI appraisal dated June 2005. The June 2005 purchase price was $3,200,000.
(8)  Land acreage is approximate pending survey.
(9) For purposes of this chart, acquisition cost is being used pending an appraisal.

         The London Square Apartments were appraised in June 2005 to assist the new lender in determining the fair market value of the property. The appraised value is $100,000 greater than Montgomery's purchase price.

         Subsequent to June 30, 2005, Montgomery sold the Front Street Office Building for an aggregate sale price of $4,850,000. The amended purchase and sale agreement by and between Montgomery and Dinesh Maniar (through his qualified exchange accommodator) represents the original $4,700,000 purchase price set forth in the original purchase and sale agreement dated June 29, 2005, as amended on July 25, 2005, to include an additional $150,000 in the purchase price, so as to bring the total purchase price up to $4,850,000. The change in purchase price was agreed upon in order to discharge all obligations with respect to outstanding fees and charges owed to Robinson, Mills & Williams, or RMW, a third-party architect whose outstanding bill as of July 25, 2005, was approximately $150,000. Additionally, Mr. Maniar obtained all rights under the February 7, 2005, written agreement between Montgomery and RMW, as well as all tangible and intangible materials arising from said contract. See Front Street Office Building below.

         The sale of the Front Street Office Building provided cash to Montgomery of approximately $965,000 and relieved Montgomery of its obligations under the $2,800,000 first mortgage loan (maturing August 26, 2005), as well as all obligations under the second mortgage loan in the amount of $900,000 (maturing August 1, 2005). Additionally, as amended, the sale of the Front Street Office Building relieved Montgomery of all obligations under the RMW contract and transferred all architectural plans and specifications relating to renovation of the Front Street Office Building to Mr. Maniar. Further, because of the cash infusion by reason of the sale, Montgomery was able to obtain an extension of its line of credit in the amount of $600,000 from the commercial bank until August 25, 2005.

         With the sale of the Front Street Office Building for $4,850,000 on July 27, 2005, Montgomery's liquidity increased by approximately $965,000. However, Montgomery's asset base (using appraised figures) decreased from $32,290,000 to $27,870,000.

         As of July 31, 2005, Montgomery owned and operated one commercial property containing an aggregate of approximately 22,300 square feet of rentable space - the Keker & Van Nest Office Building; the Eccles Project and three apartment complexes consisting of a total of 288 apartment units in Austin, Texas, which are summarized as follows:

                                        Land     Building    Constructed/      Lease         Appraised
                   Property            (acre)   (sq. ft.)     Renovated      Expiration        Value
                   --------            ------   ---------     ---------      ----------        -----
Keker & Van Nest Office Building        0.14       22,300     1907/1989         2004        $ 6,750,000
710 Sansome Street
San Francisco, CA

Eccles Project                          7.47          N/A        N/A            N/A          12,370,000
South San Francisco, CA

London Square Apartment Complex         5.42          N/A        1960           N/A           3,300,000
2400 Town Lake Circle
Austin, TX

Ashdale Garden Apartment Complex         2.1          N/A        1960           N/A           1,950,000
2450 Ashdale Drive
Austin, TX

Glen Oaks Apartment Complex              5.5          N/A        1982           N/A           3,500,000
1007 East Rundberg Lane
Austin, TX

Cash held from sale of assets            N/A          N/A        N/A            N/A             965,000(1)
                                        -----      ------                                   -----------
     Total                              20.63      22,300                                   $28,835,000
                                        =====      ======                                   ===========

---------------
(1) The actual sale proceeds, net of closing costs and prorated items were $964,858.

Front Street Office Building

         The Front Street Office Building is located at 236 Front Street in San Francisco, California. Front Street is located between California and Sacramento Streets, in the heart of San Francisco's central business corridor. The Front Street Office Building is located on a 6,299 square feet or 0.14 acre site. The building consists of approximately 17,176 square feet of net rentable area, above ground, together with approximately 5,415 square feet of basement area for a total of 22,591 square feet. The ground floor and basement are leased to Schroeder's Restaurant, which has a lease running through 2012. The building was originally constructed in 1927.

         Montgomery purchased the Front Street Office Building from Dinesh Maniar at his capitalized cost of $4,533,346, consisting of the $4,030,000 purchase price Mr. Maniar paid to an unaffiliated party in an arm's-length transaction on September 18, 2002; $56,346 in closing costs; and $447,000 in fees for architects and related capitalized carrying costs. In 2003 and 2004, Montgomery paid approximately $123,000 and $16,000, respectively, in development fees, permits and other related expenses to obtain the necessary planning department permits for renovation of the building. In February 2005, Montgomery entered into a written contract with an architectural firm in San Francisco, California, to prepare detailed plans and specifications for the building's renovation at a maximum price of $235,000, plus out of pocket expenses. Pursuant to the purchase and sale agreement between Mr. Maniar as buyer and Montgomery as seller, as amended July 25, 2005, Mr. Maniar paid Montgomery $4,850,000, which included not only the $4,700,000 original purchase price but an additional $150,000 so that all outstanding debt to RMW could be paid through funds in escrow with Mr. Maniar assuming all rights and obligations under the RMW contract.

         On February 26, 2005, the $2,800,000 first mortgage loan on the Front Street Office Building was extended until August 26, 2005, at a total cost to Montgomery of $12,200. On February 1, 2005, the $900,000 second mortgage loan on the Front Street Office Building was extended until August 1, 2005, at a total cost to Montgomery of $24,371. Both of the foregoing loans are personally guaranteed by the majority shareholder, Dinesh Maniar, and his continuing guaranty was a condition to their extension.

         Since Montgomery's acquisition in July 2003, the Front Street Office Building has generated a negative cash flow from operations because all of the office spaces in the building (approximately 54% of the building's square footage) have remained vacant, awaiting the building's renovation, resulting in a decrease in Montgomery's cash position. Montgomery's board of directors determined that Montgomery does not have the expertise or financial strength to proceed with the proposed renovation without soliciting outside developers or guarantors.

         In April 2005 Montgomery obtained an "as is" appraisal of the Front Street Office Building from an independent MAI appraiser. The April 2005 appraisal showed a value of $4,420,000 for the Front Street Office Building, which appraisal took into account all capital expenditures and permits obtained by Montgomery as of that date. In view of that appraisal, Montgomery's management determined that it should record an impairment of value in the amount of $353,772 so as to reduce the book value of the asset (land and building plus additional capitalized costs) to $4,420,000 and show a corresponding impairment loss (prior to tax effect) with respect to Montgomery's continuing operations for the period ended December 31, 2004.

         Montgomery acquired the Front Street Office Building for $4,485,000, plus closing costs, in July 2003. Since that date Montgomery had direct capital expenditures aggregating $139,000 and cash disbursements aggregating $64,717 during calendar year 2005. Additionally, approximately 53.66% of the building consisted of vacant office space awaiting renovation. Consequently, Montgomery capitalized approximately 54% of its interest, property tax and insurance expenses as they related to the Front Street Office Building commencing as of its acquisition date in July 2003 and continuing thorough December 31, 2004, such that as of December 31, 2004, the aggregate book value together with capitalized costs associated with the Front Street Office Building (prior to impairment losses) aggregated $4,773,772.

         Since the aggregate capitalized book value of the Front Street Office Building was $4,773,772 at December 31, 2004, but the April 2005 appraisal showed a fair market value of only $4,420,000, Montgomery's management determined to reflect an impairment of value as to the Front Street Office Building in the amount of the difference, or $353,772. This impairment in value created a corresponding loss of $353,772 (prior to tax effect) with respect to Montgomery's continuing operations, such that an additional tax benefit of approximately $151,555 was accrued. Thus, the net effect of the impairment loss on Montgomery's income statement for the period ended December 31, 2004, was the difference between the asset impairment of $353,772 and the tax benefit of approximately $151,555, or a net effect of increasing the loss by $202,217.

         Effective June 29, 2005, Montgomery entered into a written purchase and sale agreement for the sale of the Front Street Office Building in San Francisco, California, for a total sales price of $4,700,000 to Dinesh Maniar, Montgomery's president and principal shareholder. The property was acquired by Montgomery from Mr. Maniar in July 2003 for a purchase price of $4,485,000, plus closing costs. The $4,700,000 purchase price was originally determined taking into consideration Montgomery's use of cash related to the renovation of the Front Street Office Building in 2003--2004 and 2005 of $139,000 and $64,717, respectively, and the July 2003 purchase price.

         On July 25, 2005, Montgomery and the ultimate purchaser of the Front Street Office Building, Dinesh Maniar, entered into an amended purchase and sale agreement pursuant to which the purchase price for the Front Street Office Building was increased to $4,850,000 in order to pay all outstanding sums due and payable to RMW, with any excess going to the benefit of Montgomery. At the time the amended agreement was entered into, RMW had an outstanding claim of approximately $149,810. Also pursuant to the Amended purchase and sale agreement, Montgomery assigned to Mr. Maniar all rights to the RMW contract and all tangible and intangible property arising from the work of the architect, and Mr. Maniar assumed all obligations under the RMW contract.

         As part of the sale, Mr. Maniar assumed the $2,800,000 first mortgage loan on the property, which matures on August 26, 2005, as well as the $900,000 second mortgage loan on the property, which matured on August 1, 2005.

         On July 27, 2005, Montgomery closed the sale of the Front Street Office Building to Mr. Maniar. Mr. Maniar (through his qualified exchange accommodator) paid the purchase price of $4,850,000, through a combination of cash and through the assumption of all obligations under both the first and second mortgage loans. Additionally, Mr. Maniar assumed all outstanding invoices relating to the RMW architectural development contract after the payoff of RMW by Montgomery on July 27, 2005.

         The sale of the Front Street Office Building provided Montgomery with net cash proceeds of approximately $965,000. The sale was for $430,000, or 9.7% more than the property's adjusted book value of $4,420,000 after the December 31, 2004, impairment adjustment. This cash infusion significantly increases Montgomery's liquidity and puts Montgomery in a position to continue its strategic repositioning of assets. However, because the sale was made to the principal owner, the proceeds received in excess of the carrying value of the property may be recorded as a capital contribution rather than a gain on the sale.

         Front Street Office Building Line of Credit

         In January 2005, Montgomery arranged for a $600,000 line of credit from a commercial bank to provide working capital for Montgomery and a source of funds for the renovation of the Front Street Office Building. The loan was due on demand, but not later than six months after origination or July 2005, and was cross-collateralized with Montgomery's first mortgage loans on both the Front Street Office Building and the Eccles Project.

         To date, Montgomery has drawn approximately $400,000 from the line of credit, primarily for working capital, leaving an available balance as of July 15, 2005, of approximately $200,000. The maturity date on the line of credit has been extended to August 25, 2005, so as to allow sufficient time for Montgomery and the commercial bank to finalize current negotiations whereby the maturity date on the line of credit may be extended for a significant period of time (i.e., 6 to 12 months) and collateralized by Montgomery's now increased cash balance. Certain fees and expenses are likely to be incurred in connection with the extension of the line of credit.

Keker & Van Nest Office Building

         The Keker & Van Nest Office Building is situated north of the downtown central business district in the Jackson Square neighborhood, a historic area consisting primarily of low-rise office buildings. Many buildings in this area are of brick construction and have been renovated to accommodate office use. The area has become a niche market location for law firms, graphic designers and consultants. Retail activity in the area is also niche-oriented with a high concentration of antique dealers in addition to restaurants and business support services. Interstate 80 is located approximately one mile south of the area.

         The Keker & Van Nest Office Building is located at 710 Sansome Street, San Francisco, California, with a total land area of approximately 0.14 acres. The office building is four stories (including the basement), containing a total leasable floor area of approximately 22,300 square feet. The reinforced masonry building was constructed in 1907 and renovated in 1989 to meet seismic and other building code requirements. The building is in excellent condition, based on a third-party property condition report dated November 1998. During 2004, improvements were made to the roof decking in the amount of $9,402, which were expensed to the maintenance cost of the building.

         The property was purchased by Dinesh Maniar from an unrelated party in 1980. During 1988 and 1989, Montgomery's predecessor-in-interest substantially renovated the building, including a seismic retrofit and extensive tenant improvements to customize the building for its new tenant Keker & Brockett. The renovation costs exceeded $3,500,000. The Keker & Van Nest Building is encumbered by a $4,433,118 first mortgage loan, as of June 30, 2005, which is secured by a first deed of trust in favor of a commercial bank. The mortgage bears interest at the fixed rate of 6.67% per annum, amortized over 30 years, with the unpaid balance due January 2009. An independent MAI appraiser valued this property at $6,750,000 as of October 1998.

         The building is leased in its entirety to Keker & Brockett, a San Francisco law firm, together with each of its general partners. As discussed in
Part 1, Item 3, Legal Proceedings, whether Keker & Van Nest is a mere name change or a substantive change in entity is subject to a judicial determination. On March 9, 2004, Keker & Van Nest indicated that it wished to exercise a five-year option to extend the term of the lease, at the fair market value rent applicable in the San Francisco office market effective December 1, 2004. Although negotiations were proceeding regarding the lease, Keker & Van Nest elected to go beyond the provisions of the lease regarding its extension and commenced a proceeding with the American Arbitration Association to enforce the five-year extension and to determine the rental rate. See Part I. Item 3. Legal Proceedings.

         Because of the unsettled nature of the lease regarding the Keker & Van Nest Office Building, Montgomery's management has not proposed a sale of the property at this time. However, consistent with Montgomery's strategic goal of repositioning itself in a single line of real estate assets, the Keker & Van Nest Office Building may be sold if market conditions permit.

Orchard Supply Shopping Center Sale

         In June 1999, Mr. Maniar transferred the Orchard Supply Shopping Center to Montgomery in exchange for common stock in Montgomery. The principal tenant at the Orchard Supply Shopping Center was Orchard Supply Hardware, a subsidiary of Sears Roebuck & Co. Orchard Supply Hardware occupies over 90% of the property and has a triple net lease that expires in 2013. Due to the increased market prices in effect in the San Francisco Bay Area, Montgomery entered into a binding purchase and sale agreement with an unaffiliated third party on September 14, 2004. The purchase and sale agreement required the buyer to pay $7,950,000, a portion of which was paid by the buyer agreeing to assume the first mortgage loan on the property of $4,746,209, such that Montgomery was able to realize cash proceeds from the sale of approximately $2,750,000. The property was carried on Montgomery's books at December 31, 2004, at $3,611,463 and was appraised at $6,500,000 in the 1998 appraisal. The sale of the Orchard Supply Shopping Center closed on January 5, 2005, resulting in a gain to Montgomery of approximately $2,300,000 and demonstrated Montgomery's ability to hold income-producing assets and realize the equity therein through sales when market conditions are favorable. Additionally, the sale price of $7,950,000 was $1,450,000 greater then the appraised value of $6,500,000, or 22.3% greater than the appraised value.

         As of May 18, 2005, the buyer had qualified for an assumption of the first mortgage loan with the existing commercial bank lender. As of August 8, 2005, the buyer formally assumed the first mortgage loan on the property, thus legally taking the loan out of Montgomery's name.

         Montgomery elected to treat the sale of the Orchard Supply Shopping Center as a tax-free exchange and in furtherance thereof entered into an exchange accommodator agreement with a California real estate broker. For legal and tax purposes, the Orchard Supply Shopping Center purchase and sale agreement was assigned to the qualified exchange accommodator and all proceeds from the sale of the property (after closing costs and commissions) were paid over to the qualified exchange accommodator. As part of the sale on January 5, 2005, Mr. Maniar was repaid loans he had previously made to Montgomery in the principal amount of $130,000, together with accrued interest, and real estate brokerage commissions were paid. Real estate brokerage commissions of $100,000 and $238,500 were paid to a nonaffiliated third-party broker and DIMC, respectively. See Part III. Item 12. Certain Relationships and Related Transactions.

         At Montgomery' instruction, the qualified exchange accommodator used substantially all of the net proceeds of approximately $2,760,000 to purchase three residential apartment complexes in Austin, Texas: the London Square Apartment Complex, the Ashdale Garden Apartment Complex, and the Glen Oaks Apartment Complex. Having completed the acquisitions of the three apartment complexes, Montgomery's qualified exchange accommodator had a remaining balance of approximately $212,988, subject to final credits and other adjustments in escrow. On July 5, 2005, following the acquisition of the London Square Apartments, the Ashdale Garden Apartments and the Glen Oaks Apartments, thereby completing Montgomery's tax-free exchange, the Exchange Accommodator terminated the accommodation account and paid the balance of approximately $213,000 over to Montgomery as the beneficiary, pursuant to the exchange accommodation agreement.

London Square Apartment Complex

         On June 23, 2005, Montgomery's qualified exchange accommodator, for Montgomery's benefit, closed the purchase and sale agreement with London Acquisitions, Inc., a nonrelated third party, for the 118-unit apartment complex located at 2400 Town Lake Circle, Austin, Texas, or the London Square Apartment Complex. The London Square Apartment Complex is situated on approximately 5.42 acres of land and consists of 12 separate, wood frame buildings. The unit mix includes 50 one-bedroom apartments, 49 two-bedroom apartments and 21 three-bedroom apartments, together with various common area facilities such as a swimming pool and recreational center.

         Montgomery paid the sum of $3,200,000 in cash at the closing. In order to do so, Montgomery obtained a new acquisition loan for the London Square Apartment Complex in the amount of $2,400,000 with a commercial lender and used approximately $800,000 of the approximately $2,760,000 held by the qualified exchange accommodator from the sale of the Orchard Supply Shopping Center.

         The London Square Apartment Complex is located in Austin, Texas, which has a population of approximately 1.4 million people, with growth of 47.7% between 1990 and 2000, according to the U.S. Census. The University of Texas at Austin is located in Austin, and the city also serves as the Texas state capitol. These factors, together with the general upward trend in both the cost of living and in real estate prices, make Austin an attractive place for Montgomery to invest in real estate. The London Square Apartment Complex is located in southeast Austin, near the Austin-Bergstrom International Airport and only a short distance from both downtown Austin and the University of Texas at Austin.

         The London Square Apartments are not fully leased and repairs are required to eliminate all deferred maintenance and make all 118 units rent-ready. Oak Creek Property Management has agreed to undertake all the repairs at a not to exceed price of $235,000.

Ashdale Garden Apartment Complex

         On June 24, 2005, qualified exchange accommodator Mark D. Zimmerman, for Montgomery's benefit, closed the purchase of a 58-unit apartment complex located at 2450 Ashdale Drive, Austin, Texas, or the Ashdale Garden Apartment Complex. The seller was the Ashdale Garden Limited Partnership, a nonrelated third party. The Ashdale Garden Apartment Complex includes 20 one-bedroom apartments, 38 two-bedroom apartments, a swimming pool and other common area facilities.

         The Ashdale Garden Apartment Complex is located in north Austin, only a short distance from both downtown Austin and the University of Texas at Austin.

         Montgomery paid the sum of $1,950,000 in cash at the closing. In order to do so, Montgomery obtained a new acquisition loan for the Ashdale Garden Apartment Complex in the amount of $1,300,000 with a commercial lender and used approximately $650,000 of the remaining amount of approximately $1,960,000 held by the qualified exchange accommodator from the sale of the Orchard Supply Shopping Center.

         On March 25, 2005, the Ashdale Garden Apartments were damaged by a hail storm in the Austin, Texas area. As a result, the seller agreed to credit Montgomery for $60,259, which sum reduced the net amount of cash used for the purchase of the property. Instead of using the cash for payment of the purchase price, Montgomery reserved the cash and intends to use the $60,259 cash savings to perform the necessary repairs to the property to bring it into a first-class condition.

Glen Oaks Apartment Complex

         On June 30, 2005, Mark D. Zimmerman, as qualified exchange accommodator for Montgomery as buyer, closed the purchase of a 112-unit apartment complex located at 1007 East Rundberg Lane, Austin, Texas, or the Glen Oaks Apartment Complex. The seller was the LaSalle Bank National Association, as trustee for the holders of the Credit Suisse First Boston Mortgage Securities Corporation, Commercial Mortgage Pass-through Certificates, Series 2002 CP3, a nonrelated third-party. The Glen Oaks Apartment Complex consists of 16 one-bedroom units, 72 two-bedroom units and 24 three-bedroom units situated in nine separate, brick and wood framed buildings, including various amenities such as a swimming pool, laundry facilities, and cable television.

         The Glen Oaks Apartment Complex is located in north Austin, only a short distance from both downtown Austin and the University of Texas at Austin.

         Montgomery received a credit in escrow of approximately $189,256 as the result of minor hail damage to the complex that occurred on March 25, 2005. Instead of using the cash for payment of the purchase price, Montgomery reserved the cash and intends to use the $189,756 cash savings to perform the necessary repairs to the building and bring it into a first class condition.

Eccles Project Area

         The Eccles Project area consists of approximately 7.4 acres of unimproved land located at Eccles Avenue and Gull Road in South San Francisco, California. This area, known as the Oyster Point Office Park, is the major development area in South San Francisco, California. The Oyster Point Office Park is strategically located between downtown San Francisco and the San Francisco International Airport, and is an active office and biotechnical development area. The Eccles Project is accessed from the Oyster Point exit of Highway 101, leading to Oyster Point Boulevard, a four-lane road. Several new office buildings were created from 2000 through 2004, totaling approximately 500,000 square feet, with another 1,000,000 square feet of space scheduled to be built during the next five years. The Eccles land is the last large undeveloped site and is situated such that any office building or other structure built on this site will command a panoramic view of the San Francisco Bay, including Oakland and downtown San Francisco.

         In February 2002, Montgomery obtained an updated appraisal of $12,370,000 (as is) for the Eccles Project from an independent appraisal company licensed in California and whose president is an MAI.

         The February 2002 valuation by the MAI appraiser was lower than the previously appraised value of $13,020,000 (as is) obtained in October 2000, due primarily to a general softening of the real estate market in Northern California following the attacks upon the United States on September 11, 2001, and the end of the "dot.com" era of heightened real estate prices in the San Jose - San Francisco area. However, management believes that South San Francisco, where the Eccles Project is located, is uniquely situated in a high biotech and office use area, with additional biotech and office buildings being developed.

         The Eccles Project land was acquired by Dinesh Maniar from a third party in 1980. The property is currently subject to a first deed of trust in favor of a commercial bank in the amount of $2,223,786 as of December 31, 2004, bearing interest at the prime rate plus 1.5%, due and payable in full September 15, 2005, with monthly payments before that date based upon a 15-year amortization. The first mortgage loan on the Eccles Project has been renewed annually since September 15, 2002. There is no assurance that the existing lender will be able to renew the loan beyond September 15, 2005, due to restrictions placed upon commercial banks by regulatory institutions with regard to "land loans." Although Montgomery believes its relationship with its lender is excellent, bank regulatory agencies do not favor a bank having an outstanding land loan for more than three years. Consequently, Montgomery may have to consider a new first mortgage lender for the Eccles Project. Additionally, the existing first mortgage loan is personally guaranteed by the majority shareholder, Dinesh Maniar, and while Mr. Maniar is likely to continue to offer his personal guaranty, there is no legal obligation that he do so.

         The Eccles Project was originally part of a larger parcel of land, consisting of approximately 21 acres, which was subdivided in 1980 as part of a sale transaction. An approximately 14-acre parcel with a 370,000 square foot industrial/warehouse building was sold to San Rio, Inc. in 1990 following the subdivision, with Mr. Maniar retaining ownership of the back parcel, or the Eccles Project, at that time. In June 1999 Mr. Maniar transferred ownership of the Eccles Project to Montgomery as part of its capitalization. Montgomery's management has been informed that San Rio, Inc. is now selling the adjacent 14-acre parcel. Any sale of the San Rio 14-acre parcel would likely involve the purchaser with Montgomery as the Eccles Project controls ingress and egress easements on three sides of the San Rio property. Because the Eccles Project is the last large (i.e., over 5 acres) undeveloped site in the Oyster Point Business Park, controlling ingress and egress easements and commanding an excellent view over the San Francisco Bay, any sale of the San Rio 14-acre parcel may result in an offer to purchase the Eccles Project. Additionally, local biotech companies have also expressed an interest in the Eccles Project.

         Montgomery's management has been informed that offers are outstanding on the San Rio property involving bids at approximately $40 to $50 per square foot for the land, such that the Eccles Project (consisting of approximately 322,344 square feet) would be valued at approximately $12,893,760 to $16,117,200, together with a premium for the easement control and development potential. The Eccles Project is the last major undeveloped site in the South San Francisco "East of 101" business park located near the Genentech biotechnology campus, and enjoys a panoramic view of both downtown Oakland and downtown San Francisco.

         Management will continue to evaluate the available options to determine how to proceed with the Eccles Project in a manner that provides the greatest return and cash flow to Montgomery, while minimizing risk and advancing Montgomery's strategy. There can be no assurance that management will indeed be successful in identifying and pursuing the best possible financial return to Montgomery for the Eccles Project.

Properties Listed for Sale

         In order to maximize its potential sources of operating capital, Montgomery is currently working with CB Richard Ellis, a commercial brokerage firm located in San Francisco, California, pursuant to oral listing agreements concerning the Keker & Van Nest Office Building and the Eccles Project, which are being presented to the market at $9,000,000 and $13,000,000, respectively. The oral agreements are continuations of written listing agreements that have expired.

         Montgomery's management has not made a final determination as to whether or not to sell these properties. Accordingly, these properties have not been reported as discontinued operations in the accompanying financial statements. However, Montgomery is interested in ascertaining the level of interest in these properties, and should a bona fide offer be made at a reasonable price, Montgomery's management will present the offer to the board of directors for its review and direction.

         Montgomery's management deems the continued listing of its real estate assets an important aspect of its business as the equity in these properties is a primary source of long-term financing, whether by sale, refinancing or leasing. Hence, determining the market's valuation of these properties is an important source of information for Montgomery's management.

Title to Properties

         In connection with acquiring its properties, Montgomery conducted a due diligence review of title to the properties. In addition, Montgomery purchased title insurance coverage from a major title insurance company, insuring marketable title to all of its current properties in Montgomery's name in the full amount of the valuation set forth in the appraisals obtained by Mr. Maniar in connection with refinancing of the properties in 1998 and 1999, or for subsequently acquired properties, for the purchase price. Based on the foregoing, Montgomery believes it has clear and marketable title to all of its current properties, except for the mortgage obligations outlined above.

Operational Hazards and Insurance

         Montgomery does not directly operate its properties but instead has engaged DIMC, a licensed property management company, to render such services in connection with Montgomery's California properties. DIMC also oversees the property management and repair activities of Oak Creek Property Management (which directly manages the three Austin, Texas apartment complexes) and otherwise performs all general and administrative work, including legal and accounting services for Montgomery. Montgomery transfers most operational matters to DIMC. Mr. Maniar is a director (one of three), president and the sole owner of DIMC. DIMC maintains liability insurance in the amount of $1,000,000, but does not have any other insurance on which Montgomery could rely should DIMC be negligent in its duties.

         Montgomery maintains at least $1,000,000 in liability insurance with respect to each of its properties, together with a $10,000,000 umbrella policy, which is placed with an A+ or better companies, as determined by Best's Rating System. Montgomery also maintains property insurance for each of its properties in an amount Montgomery believes represents the full replacement cost.

         Montgomery's insurance is an "all risks" type of insurance and covers most commercial risks associated with the ownership of real property. All of Montgomery's California properties are located in areas that are subject to earthquake activity. Montgomery's Texas properties are subject to storms, floods and other hazards. Montgomery's insurance policies do not cover damage caused by seismic activity, although they do cover losses from fires after an earthquake and also cover storms and other hazards. Montgomery does not maintain any other insurance that would protect it from acts of terrorism, war, earthquake or other catastrophe, as Montgomery generally does not consider such insurance coverage to be economical. If an earthquake or other similar catastrophe occurs and results in substantial damage, Montgomery's investment could be lost, which would have a material adverse effect on Montgomery's financial condition and operating results. Notwithstanding the damage or destruction of properties and related improvements, Montgomery could remain obligated to repay the indebtedness secured by such property.

                            ITEM 3. LEGAL PROCEEDINGS

         Montgomery is not a party to, and its properties are not the subject of, any material pending legal proceedings and no material legal proceedings have been threatened by Montgomery or, to the best of its knowledge, against it, other than the legal proceeding regarding the lease renewal at the Keker & Van Nest Office Building. Montgomery's management believes that the amount in controversy with respect to the Keker & Van Nest dispute is less than $1,000,000.

         Montgomery's predecessor in interest entered into a 10-year lease with the general partnership Keker & Brockett (a law firm) and each and every one of its general partners. The lease provides for two 5-year option periods at fair market value. The lease also provides a mechanism whereby the partners of Keker & Brockett can be relieved of personal liability and a new partner substituted in their place as the law firm changes membership over time.

         Keker & Brockett changed its name to Keker & Van Nest in the mid-1990s. However, at no time did the partners of Keker & Brockett comply with the partner replacement provisions of the lease. Additionally, Keker & Van Nest converted from a general partnership to a California limited partnership, with no notice to or consent from the landlord.

         As of 2004, all but three of the Keker & Brockett partners have died, retired, or otherwise left the firm and 21 new partners have been added. To date, none of the new partners have offered to become personally liable under the lease. Given that more than 50% of the original partners/tenants have left the firm, 21 new partners have been added, and Keker & Van Nest has limited its liability by becoming a limited partnership, Montgomery's recourse in the event of default has been substantially impaired and the creditworthiness of the occupant has been substantially altered. As such, Montgomery contends that the current occupant, Keker & Van Nest, is a different entity from the original tenant such that Montgomery is not bound to accept Keker & Van Nest as a long-term tenant under the five-year lease extension provisions of the original lease.

         Keker & Van Nest contends that it has rights as a tenant under the lease and that its letter of March 9, 2004, was a valid exercise of the five-year option to extend. Keker & Van Nest has commenced an arbitration proceeding with the American Arbitration Association to enforce the lease extension.

         Montgomery has paid a $10,000 retainer to a local law firm to defend against Keker & Van Nest's claims, together with a progress billing of approximately $24,000 at July 31, 2005. Although the parties held one nonbinding mediation session in June 2005, and have agreed to a second such session, currently in the process of being scheduled, Montgomery's management is prepared to litigate the issue in a court of law if the mediation does not resolve the current dispute.

         Should Keker & Van Nest prevail on its claims, it would force Montgomery to accept a five-year lease extension until November 30, 2009, at a fair market rent as of December 1, 2004, which management estimates to be at least $28 per square foot or $624,400 per year, as opposed to the current rent of $710,280 per annum. Montgomery will set up a reserve for the potential rent overpayment in its future financial statements as Keker & Van Nest continues to pay the existing rental rate pending resolution of the dispute.

         If Montgomery prevails, then Keker & Van Nest will be declared a month-to-month tenant. Montgomery will then have the option to (a) negotiate a new lease with Keker & Van Nest; (b) enter into a new lease with a new tenant; or (c) sell the building to an end user.

         Montgomery's management believes that if Keker & Van Nest is replaced by either a new tenant under a long-term lease at current fair market rents or an end user or tenant that will both own and occupy the property, that the value of the Keker & Van Nest Office Building will be significantly increased.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Montgomery's security holders during the quarter ended December 31, 2004.

                                     PART II

          ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Limited Trading Market

         There has been no established, consistent trading market for Montgomery's common stock at any time. Quotations are published only intermittently. Therefore, there is no reliable information from which to present data respecting regular trading prices and market activity. As a result, the trading volumes and prices for Montgomery's common stock are expected to fluctuate without regard to Montgomery's business activities. There can be no assurance that a viable trading market will develop for Montgomery's common stock in the future.

         The trading volume of the common stock is extremely limited, reflecting the small number of shares believed by Montgomery to be eligible for public trading and the limited number of shareholders. Montgomery believes that less than 200,000 of the 16,500,000 currently issued and outstanding shares of common stock are eligible for sale in any trading market that may exist for the common stock. This small number of shares available to be publicly-traded creates the potential for significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. It is likely that trading prices and volumes for the common stock will fluctuate in the future, without regard to Montgomery's business activities.

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

         The common stock generally is listed on the Nasdaq Stock Market OTC Bulletin Board, or OTCBB, under the symbol MGRY. However, on May 24, 2005, Montgomery's stock was removed from the OTCBB and placed on the Pink Sheets due to failure to timely file its Form 10-KSB for the year ended December 31, 2004, and its Form 10-QSB for the quarter ended March 31, 2005. The delay in filing was due to a variety of factors, chief of which was Montgomery's inability to submit timely accounting data to its auditor. The following table sets forth the high and low bid information for Montgomery's common stock as reported on the OTCBB for the periods indicated reflect interdealer prices, without retail markup, markdown, or commissions and may not represent actual transactions:

                                                     High           Low
                                                  ----------     ----------
2005:
    Third Quarter (through August 15, 2005)....      $0.80          $0.51
    Second Quarter.............................       0.80           0.80
    First Quarter..............................       0.81           0.80
2004:
    Fourth Quarter.............................       1.01           0.70
    Third Quarter..............................       1.01           0.70
    Second Quarter.............................       0.90           0.90
    First Quarter..............................       0.90           0.90

                                                     High           Low
                                                  ----------     ----------
2003:
    Fourth Quarter.............................       1.02           0.75
    Third Quarter..............................       0.75           0.75
    Second Quarter.............................       0.75           0.75
    First Quarter..............................       0.84           0.75

         As of August 15, 2005, Montgomery had 42 shareholders of record.

Dividend Policy

         Montgomery has never paid cash dividends on the common stock or its preferred stock and does not anticipate that it will pay dividends in the foreseeable future. Montgomery currently intends to continue a policy of using retained earnings primarily for the expansion of its business.


        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Basis of Presentation of Financial Information

         Montgomery accounts for its real estate assets using the historical cost method consistent with generally accepted accounting principles (GAAP). For those remaining real estate assets acquired from its principal shareholder, Dinesh Maniar, in the 1999 reverse acquisition, the historical cost as shown on the financial statements is Mr. Maniar's original purchase cost, which is quite dated. The historical cost of the Eccles Project is $539,500 and the historical cost of the Keker and Van Nest Office Building is $2,534,722. Both of those properties were originally purchased by Mr. Maniar in 1980. In addition to presenting historical cost as required by GAAP, Montgomery has historically also presented the appraised values of its properties to indicate the disparity between historical cost and market value. In comparison, an appraisal of the Eccles Project performed in February 2002 indicated that it had a fair market value of $12,370,000, while an appraisal of the Keker and Van Nest Office Building performed in October 1998 indicated that it had a fair market value of $6,750,000. For the real estate assets acquired by Montgomery subsequent to the 1999 reverse acquisition, the historical cost shown is the purchase price.

Introduction

         From 1999 to 2003, Montgomery retained a stable real estate portfolio. Montgomery's ability to carry this portfolio was based upon its abilities to generate cash from the properties and/or obtain equity financing to obtain cash for operations from increases in property equity. With the end of the recession in 2003, the San Francisco Bay Area real estate market began to see substantial increases in market prices for commercial real estate. Concurrently, interest rates on commercial mortgages began to decline to record lows, indicating that the San Francisco Bay Area real estate market was entering into a period in which a real estate company could capitalize upon the latent value in its properties.

         Montgomery's management began to reposition its portfolio by selling the San Ramon Retail Center in 2003 for $1,891,625, which was 107% in excess of its book value of $912,947 and 57.6% in excess of its appraised value of $1,200,000. That sale indicates how Montgomery is able to take advantage of the changes in the United States economic cycle to increase its asset base and realign its portfolio with a view to holding the new portfolio until such an opportunity again presents itself, which may be many years away, if ever.

         Montgomery used the net gain of approximately $540,000 from the sale of the San Ramon Retail Center to acquire the Front Street Office Building in San

Francisco, California. At the time of the acquisition, the San Francisco Bay Area real estate market was just beginning to show an upturn, and Montgomery elected to acquire a property with development potential.

         In 2004, Montgomery proceeded with the sale of its second retail shopping center, the Orchard Supply Shopping Center, which closed in January 2005. The sale price of $7,950,000 was 120% more than the book value of $3,611,463 and 22.3% in excess of the property's appraised value of $6,500,000.

         Montgomery used the net gain of approximately $2,750,000 from the sale of the Orchard Supply Shopping Center to acquire the London Square Apartment Complex, the Ashdale Garden Apartment Complex, and the Glen Oaks Apartment Complex, with a gross asset value of approximately $8,650,000, all of which are located in Austin, Texas.

         In July 2005, Montgomery sold its Front Street Office Building for $4,850,000. This sale was 9.7% greater than the total book value of $4,420,000 (following the impairment loss at December 31, 2004). The sale of the Front Street Office Building provided cash to Montgomery of $964,858 and relief from debt and other payables of approximately $3,850,000, such that Montgomery now has greatly increased liquidity and improved cash flow and is in a position to acquire further assets pursuant to its strategic plan, should management and the board of directors so direct.

         From June 1999 until the sale of the San Ramon Retail Center in July 2003, Montgomery operated its real estate portfolio with a view towards holding that portfolio until such time as market conditions allowed Montgomery to obtain profits from the disposition of its existing portfolio properties and permit reinvestment in new portfolio properties that would provide the foundation for future appreciation and cash flow. While holding its portfolio during a stable holding period, Montgomery depends upon two primary factors to allow it to maintain its market position: (1) cash flow from the properties; and (2) cash flow resulting from converting equity appreciation into junior mortgage loans. Montgomery also engages in these two activities while the portfolio is in transition, although during such transition periods, Montgomery focuses less upon cash flow as a long-term investment goal.

         In presenting management's discussion and analysis of the December 31, 2004, financial statements, management will compare the results of operation as of December 31, 2004, with the results of operations for December 31, 2003. However, unlike an operating company that focuses upon a single line of business, in which operational results from one period are compared to operational results in another period, Montgomery is an asset-driven company and changes in cash flow, unless severely negative, have little or no impact upon management's decision-making, since Montgomery's strategic policy is determined by its long-term investment goals. Hence, when comparing the results of operations for the periods ended December 31, 2004, and December 31, 2003, management believes the following major factors should be considered.

                  (1) For the period ended December 31, 2003, Montgomery booked a gain from the sale of the San Ramon Retail Center that is not representative of periodic operating income.

                  (2) During the second half of 2003 and all of 2004, Montgomery owned the Front Street Office Building in San Francisco, California, which operated with a negative cash flow. The Front Street Office Building is only partially leased and its potential as a real estate asset is connected with its renovation, lease up and refinancing. Consequently, during its ownership and prior to its renovation, lease up and refinancing, the effects of the Front Street Office Building on Montgomery's operations are adverse. In addition, due to Montgomery's goal of repositioning all of its assets into a single major product line, effective July 27, 2005, Montgomery sold the Front Street Office Building back to its previous owner, Dinesh Maniar, to raise immediate funds for both liquidity and additional investment activities.

                  (3) The September 2004 contract for the sale of the Orchard Supply Shopping Center, which closed on January 5, 2005, resulted in Montgomery reclassifying assets, debt, rental income and operating expenses associated with this property into discontinued operations for the years ended December 31, 2004 and 2003. This reclassification materially and adversely impacts the results of continuing operations for Montgomery for the period ended December 31, 2004 and 2003, especially in view of the fact that the gain from the sale of the property will not be reflected on Montgomery's financial statements until Montgomery reports the results of its operations for the quarter ended March 31, 2005, and the replacement properties were not acquired until June 2005 and, thus, will not be recognized for asset and liability purposes until the June 30, 2005, quarterly report with associated income and expense disclosures not occurring until the September 30, 2005, quarterly report. The closing of the sale of the Orchard Supply Shopping Center on January 5, 2005, also created a temporary absence of cash flow, such that until the cash flow from the replacement properties was realized, Montgomery operated with a large negative cash flow, which was substantially ameliorated by the $600,000 line of credit Montgomery obtained from a commercial lender.

                  (4) For the year ended December 31, 2004, Montgomery took a one-time charge against income in the amount of $353,772 which charge reflects an impairment of value as to the Front Street Office Building as of December 31, 2004. This charge against income reflects the difference between the accumulated book value of the Front Street Office Building which rose to $4,773,772 as the result additions to the original acquisition cost of $4,485,000, due to direct capitalized expenditures (i.e. direct payments for renovation services and permits) together with indirect capitalization of that portion of interest, property tax and insurance expense attributable to the unleased portion of the building which was subject to the ongoing renovation. Compared to the April 2005 appraised value of $4,420,000 this lead to management concluding that an impairment of asset value had occurred, such that the total net book value of the Front Street Office Building was reduced from $4,773,772 to $4,420,000.

Results of Operations for December 31, 2004

         Montgomery had a net loss for the year ended December 31, 2004, of $339,316, as compared to, net income for the year ended December 31, 2003, of $458,511, a decrease of $797,827, or 174.0%. This decrease is due to one-time events in both fiscal year 2003 and fiscal year 2004, as well as different operating results for the respective periods. The one-time events during each period were as follows:

         o During the fiscal year ended December 31, 2003, Montgomery sold the San Ramon Retail Center and booked a gain from sale (net of income tax expense) of $539,605. This was a one-time event and significantly affected the net income for the period ended December 31, 2003.

         o During the fiscal year ended December 31, 2004, Montgomery reported a loss from impairment of value related to a write down of the asset value of the Front Street Office Building in the amount of $202,217 (net of income tax benefit). This was a one-time event and significantly affected the net loss for the period ended December 31, 2004.

         These one-time events increased net income for the year ended December 31, 2003, by $539,605 and the net loss for the year ended December 31, 2004, by $202,217, a difference of $741,822, or a decrease from 2003 to 2004 of 161.8% based upon these one-time events.

         The remaining decrease in net income from 2003 to 2004 of $56,005, or 12.2%, was due to changes in net operating results. Excluding the one-time events set forth above, Montgomery's net loss for the period ended December 31, 2003, would have been $81,094 while Montgomery's net loss for the period ended December 31, 2004, would have been $137,099, a decrease of $56,005, or 69.1%.

This decrease is due primarily to increased operating losses incurred by Montgomery due to ownership of the Front Street Office Building in all of 2004 as opposed to only five-month ownership in 2003. These operating loss figures do not include the capitalized expenses that were added to the basis of the Front Street Office Building, which in turn lead to a write down in asset value due to impairment, in the aggregate amount of $353,772 at December 31, 2004.

Continuing Operations

         Montgomery's revenues from continuing operations for the year ended December 31, 2004, increased from $799,308 to $907,233, or an increase of 13.5%. This increase was due primarily to the increase in rental income from the Front Street Office Building acquisition.

         Total continuing operating expenses for the year ended December 31, 2004, were $915,687 as compared to continued operating expenses of $450,857 for the same period in 2003, an increase of 103.1%. The primary reason for this increase in operating expenses was the one-time expense of $353,722 due to impairment in the value of the Front Street Office Building.

         While most operating expenses showed expected variations due to variable costs, such as utilities and insurance, property tax expense increased from $194,356 in 2003 to $225,368 in 2004. This increase was primarily due to the purchase of the Front Street Office Building at a cost of $4,485,000, plus closing costs, in July 2003, which subjects that property to property tax at the purchase price, as opposed to the lower property taxes that were in effect for the San Ramon Retail Center. Management expects that in 2005, real estate tax expense will be at least $280,000 and will likely increase since Montgomery acquired $8,650,000 of new properties in 2005.

         Total depreciation from continuing operations was $140,502 for the period ended December 31, 2004, as compared to $119,494 for the period ended December 31, 2003, an increase of $21,008 or 18.5%. This increase is primarily due to the higher asset value resulting from the sale of the San Ramon Shopping Center in 2003 and the purchase of the Front Street Office Building in July 2003.

         Total amortization from continuing operations was $74,628 for the period ended December 31, 2004, as compared to $46,754 for the ended December 31, 2003, an increase of $27,874 or 59.6%. This increase is due primarily to the increased loan balances associated with the acquisition and refinancing of the Front Street Office Building.

         Net continuing interest expense was $563,649 for the year ended December 31, 2004, as compared to $482,178 for the same period in 2003, an increase of 16.9%. This increase is primarily due to the increase in the second mortgage loan balance of the Front Street Office Building from $700,000 to $900,000 on July 21, 2004, which increased the monthly interest payment from $7,875 to $10,125 and the interest on new loans provided by Mr. Maniar.

Discontinued Operations

         Montgomery's discontinued operations for the year ended December 31, 2004, represent the net income from operations of the Orchard Supply Shopping Center. Montgomery's discontinued operations for the year ended December 31, 2003, represent the net income from the operations of the Orchard Supply Shopping Center, the operations of the San Ramon Retail Center from January 2003 through July 2003 and the gain on the sale of the San Ramon Retail Center.

         Income from discontinued operations, net of tax, changed from a loss of $113 for the year ended December 31, 2003, to a gain of $24,808 for the year ended December 31, 2004, an increase of 220.5%. The change is primarily due to the increases in base rent and common area maintenance rent from the three tenants in the Orchard Supply Shopping Center and the discontinuation of depreciation in the third quarter of 2004 on the Orchard Supply Shopping Center.

Ongoing Rental Income

         As of December 31, 2004, the Orchard Supply Shopping Center and the Keker & Van Nest Office Building were 100% leased. Absent the lease extension dispute between Montgomery and Keker & Van Nest, all of the lease terms would have extended beyond the end of 2005. However, the term of the Keker & Van Nest lease is currently in dispute, with Montgomery seeking to terminate the lease option, since it believes that a more favorable lease, with both a longer term and a higher rental rate can be obtained by seeking another creditworthy tenant for that property. See Part I. Item 3. Legal Proceedings.

         The Front Street Office Building is partially leased to a tenant for a term extending beyond the end of 2005, and the balance of the Front Street Building is being prepared for renovation to permit its leasing to office tenants within the next 24 months. The Front Street Office Building, which currently has one tenant, Schroeder's Restaurant, is subject to a 10-year lease, which expires in 2012 and provides for rights of renewal.

         The Orchard Supply Shopping Center with its major tenant Orchard Supply Hardware, a division of Sears Roebuck & Co., was sold on January 5, 2005. The Front Street Office Building was sold on July 27, 2005. Montgomery now has only one commercial tenant in possession, which is engaged in a lease dispute with Montgomery.

         To ameliorate this leasing situation, Montgomery reinvested the sale proceeds from the Orchard Supply Shopping Center in multi-unit apartment complexes in Austin, Texas, which are not subject to substantial leasing variations, since the gain or loss of a single apartment tenant has little effect on the overall occupancy levels and rental incomes produced by apartment complexes. Because of this feature of apartment complexes, together with favorable debt rates available to apartment complexes, Montgomery identified apartment complexes as the product line in which to concentrate its reinvestment activities. See Liquidity and Capital Resources below.

         The London Square Apartment Complex, the Ashdale Garden Apartment Complex and the Glen Oaks Apartment Complex are currently approximately 70%, 75% and 92% leased, respectively. These occupancy rates are based upon rent rolls supplied by the respective sellers at the close of escrow and do not reflect improvements to leasing activities based upon the new management at the three apartment complexes. Additionally, no capital improvement or repairs have yet been made to the Austin apartment complexes, so as to justify higher occupancy levels or higher rental rates. Because the apartment complexes include an aggregate of 288 units, the gain or loss of a single tenant will have little effect on the overall occupancy levels and rental incomes produced by the properties.

         The only real estate asset owned by Montgomery that is not income producing, nor likely to be leased in the near future, is the Eccles Project, which consists of approximately 7.4 acres of land suitable for sale, development or other disposition.

Related-Party Transactions

         For the year ended December 31, 2004, Montgomery paid DIMC, an affiliate of the majority shareholder, $120,000 in property management fees for DIMC's services. DIMC did not receive any fees for development activities for the year ended December 31, 2004, compared to the $75,000 paid to DIMC for such development activities for the year ended December 31, 2003. However, as compensation for its services as a real estate broker, DIMC was paid a 3% brokerage commission for its role in handling the sale of the Orchard Supply Shopping Center, or $238,500, from escrow at the closing on January 5, 2005. The commission was authorized by the management agreement between Montgomery and DIMC and was affirmed by the board of directors at its special meeting on March 18, 2005.

         Effective June 29, 2005, Montgomery Realty entered into a written purchase and sale agreement for the sale of the Front Street Office Building in San Francisco, California, for a total sales price of $4,700,000 to Dinesh Maniar, Montgomery's president and principal shareholder. The property was acquired by Montgomery from Mr. Maniar in July 2003 for a purchase price of $4,485,000, plus closing costs. The original $4,700,000 purchase price was determined taking into consideration Montgomery's use of cash related to the renovation of the Front Street Office Building in 2003--2004 and 2005 of $139,000 and $64,717, respectively, and the April 2005 appraised value.

         On July 25, 2005, Montgomery and the ultimate purchaser of the Front Street Office Building, Dinesh Maniar, entered into an amended purchase and sale agreement pursuant to which the purchase price for the Front Street Office Building was increased to $4,850,000 such that Montgomery was able to pay all outstanding sums due and payable to the third-party architect, RMW, pursuant to the February 7, 2005, written contract. At the time the amended agreement was entered into, RMW had an outstanding claim of approximately $149,810. Also pursuant to the amended purchase and sale agreement, Montgomery assigned to Mr. Maniar all rights to the RMW contract and all tangible and intangible property arising from the work of the architect, and Mr. Maniar assumed all obligations under the RMW contract.

         As part of the sale, Mr. Maniar assumed the $2,800,000 first mortgage loan on the property, which matures on August 26, 2005, and the $900,000 second mortgage loan on the property, which matured on August 1, 2005.

         In 2003 and 2004, Montgomery paid approximately $139,000 in development fees, permits and other related expenses to obtain the necessary planning department permits for renovation of the building. In February 2005, Montgomery entered into the written contract with RMW to prepare detailed plans and specifications for the building's renovation at a maximum price of $235,000, plus out-of-pocket expenses.

         Since Montgomery's acquisition of it in July 2003, the Front Street Office Building generated a negative cash flow from operations because all the office spaces in the building remained vacant, awaiting the building's renovation, resulting in a decrease in Montgomery's cash position. Montgomery's board of directors determined that Montgomery did not have the expertise or financial strength to proceed with the proposed renovation without soliciting outside developers or guarantors.

Liquidity and Capital Resources

         Montgomery has met its requirements for liquidity and capital resources principally from cash provided by operations, refinancing and realization of equity, and the sale of assets.

         As set forth above, the 2003 sale of the San Ramon Retail Center provided Montgomery with net cash of approximately $1,039,000. However, the purchase of the Front Street Office Building used cash in the amount of $1,085,000 and the net effect upon cash as a result of these transactions was a net decrease of approximately $50,000.

         In 2004, no sales occurred, although the Orchard Supply Shopping Center was in contract for sale and sold for $7,950,000 on January 5, 2005. Montgomery's cash balance at December 31, 2004, was $8,837, as compared to $71,818 on December 31, 2003. However, the December 31, 2004, cash balance does not take into account the approximately $2,750,000 that was received for Montgomery' benefit on January 5, 2005, following the sale of the Orchard Supply Shopping Center.

         For the year ended December 31, 2004, Montgomery used cash of $104,978, as compared to using cash of $157,269 for the year ended December 31, 2003. This use of cash was primarily related to holding the Front Street Office Building during the year ended December 31, 2004. For the year ended December 31, 2004, Montgomery substantially reduced expenditures regarding the renovation or development of the Front Street Office Building consisting of $16,288 for final planning permit fees, as compared to expenditures totaling approximately $123,000 with regard to the renovation and development of the Front Street Office Building for the year ended December 31, 2003.

         Cash from financing activities resulted in a cash increase of $480,000 for the year ended December 31, 2004, as compared to cash increases of $100,000 for the year ended December 31, 2003. The cash increases for the year ended December 31, 2004, resulted from an increase in the second mortgage loan amount on the Front Street Office Building from $700,000 to $900,000 in February 2004 and loans from the majority shareholder in the amount of $280,000.

         For the year ended December 31, 2004, Montgomery repaid $150,000 of its shareholder loans, with the remaining $130,000 of shareholder loans being repaid on January 5, 2005. There are no loans from shareholders outstanding as of the date of this report.

         For the year ended December 31, 2004, payments on notes payable totaled $371,617, of which $150,000 was repayment of the principal on the shareholder loans, while the remaining $121,617 represents principal reduction resulting from periodic payments on amortized mortgage loans, such as the mortgage loans on the Keker & Van Nest Office Building and the Orchard Supply Shopping Center.

         The mortgage principal and interest payments on Orchard Supply Shopping Center Building at December 31, 2004, were $480,473 per year, or $40,039 per month. The mortgage principal and interest payments on the Keker & Van Nest Office Building at December 31, 2004, were $459,574 per year, or $38,298 per month.

         While Montgomery's net use of cash for the year ended December 31, 2004, was $62,981, this was a decrease from the net use of cash for the year ended December 31, 2003, of $314,747. This decrease in cash used represents Montgomery's conservation of cash with regards to the Front Street Office Building renovation in the year ended December 31, 2004, part of management's strategy to conserve funds pending a decision as to whether Montgomery would renovate the Front Street Office Building.

         Following the close of the fiscal year ended December 31, 2004, Montgomery had the following subsequent events that provided, or may provide, cash to the company:

                  (1) The sale of the Orchard Supply Shopping Center was closed on January 5, 2005, resulting in a gain to Montgomery of approximately $2,300,000, and net cash after closing costs, brokerage commissions and loan payoffs, in the amount of approximately $2,750,000. Substantially all of these funds were used to acquire the London Square Apartment Complex, Ashdale Garden Apartment Complex and Glen Oaks Apartment Complex, and approximately $213,000 was returned to Montgomery unused.

                  (2) Montgomery arranged for a line of credit loan from a commercial bank in the amount of $600,000, which funds will be used to compensate for any operating deficits that arise while the income from the Orchard Supply Shopping Center is unavailable and has not yet been reinvested into a replacement property or properties. As of the date of this report, Montgomery has drawn $401,600 from that line of credit and $198,400 remains available to Montgomery. The line of credit is guaranteed by Montgomery's principal shareholder, Dinesh Maniar.

                  (3) Montgomery commenced negotiations with a major non-banking commercial lender to obtain a minimum $50,000,000 line of credit to be used for the acquisition of apartment complexes. As of the filing of this report, a letter of intent is being negotiated, but has not yet been finalized.

                  (4) Montgomery sold the Front Street Office Building to Dinesh Maniar on July 27, 2005, which relieved Montgomery of $3,850,000 of mortgage and other debt and provided Montgomery with approximately $965,000 of cash.

         In March 2005, Montgomery's board of directors reviewed the negative cash flow that Montgomery faces during the period between the sale of an income-producing property, such as the Orchard Supply Shopping Center, and its reinvestment in the Austin, Texas, apartment complexes. The board recognized that the interruption in cash flow was a normal consequence of Montgomery's strategy of selling its current real estate portfolio and replacing it with new real estate assets. However, the board also recognized the need to maintain adequate cash reserves as working capital for Montgomery. Management is currently suggesting that an amount equal to six months of operating reserves be set aside from the available cash balance. Montgomery received cash in the amount of approximately $965,000 when it sold the Front Street Office Building on July 27, 2005. These funds should provide ample working capital and debt reserves. Additionally, Montgomery has extended its $600,000 line of credit until August 25, 2005, pending continuing negotiations with the commercial bank lender regarding a long-term extension of the line of credit facility.

Operating Activities

         Operating activities for the year ended December 31, 2004, used cash of $104,978, compared to net cash used by operating activities for the year ended December 31, 2003, of $157,269, a decrease of cash used by operations of $52,291, or 33.2%.

Investing Activities

         Cash used in investing activities was $20,000 for the year ended December 31, 2004, as compared to the $17,238 provided by investing activities in the prior year, an increase of 216%.

         During the year ended December 31, 2003, Montgomery sold the San Ramon Retail Center and acquired the Front Street Office Building. During the year ended December 31, 2004, Montgomery did not close any sales or acquisitions of real estate and did not engage in any other investment activity, other than the exploration of a potential business combination or acquisition with Dynamic Sciences International, Inc., under which $20,000 was advanced in the form of a loan. See Part I. Items I and 2. Description of Business and Property:
Termination of Agreement with Dynamic Sciences International, Inc.

         In January 2005, Montgomery closed the sale of the Orchard Supply Shopping Center for $7,950,000. As part of that transaction, the buyer assumed the first mortgage loan on the property and paid the lender 1% of the outstanding loan balance of $4,746,209 (at December 31, 2004), thereby allowing Montgomery to avoid a prepayment penalty of $160,000 on said loan. As part of the sale, Montgomery paid a total of $338,500 in brokerage commissions and $58,933 in closing costs and prorations in favor of the buyer. Montgomery also gained the benefit of various taxes and other impounds, as well as prorations in the amount of $74,931. Additionally, Montgomery repaid all remaining loan balances to its principal shareholder, Dinesh Maniar ($130,000 in principal, with $1,295 in accrued interest) and paid $500 to the qualified exchange accommodator.

         The qualified exchange accommodator used approximately $2,493,277 of the net cash of approximately $2,750,000 received from the sale of the Orchard Supply Shopping Center to acquire the Austin, Texas, apartment complexes as replacement properties, so as to qualify the transaction as a tax-free exchange under Section 1031 of the Internal Revenue Code of 1986. Although Montgomery's management has used reasonable diligence in arranging for treatment of the transaction as a tax-free exchange, there can be no assurance that upon review by the Internal Revenue Service, the transaction will ultimately qualify for such treatment. Additionally, the $212,988 returned to Montgomery by the qualified exchange accommodator on July 5, 2005, following the acquisition of the replacement properties, which sum includes both the $60,259 and $189,257 minor hail damage credits (less other closing costs), may be subject to federal and California taxes. The final exchange accommodation figures are still subject to minor adjustments and credits and are being reconciled by DIMC's accounting staff.

Financing Activities

         Montgomery's financing activities for the year ended December 31, 2004, included the following transactions.

         On February 1, 2004, Montgomery arranged for the assumption of the $700,000 second mortgage loan on the Front Street Office Building and increased the loan balance from $700,000 to $900,000. Said loan had a maturity of August 1, 2004. This loan was transferred to Dinesh Maniar when the Front Street Office Building was sold by Montgomery on July 27, 2005.

         On February 15, 2004, Montgomery arranged for an assumption of the $2,800,000 first mortgage loan on the Front Street Office Building which had a maturity date of August 15, 2004. This loan was transferred to Dinesh Maniar when the Front Street Office Building was sold by Montgomery on July 27, 2005.

         On September 15, 2004, Montgomery arranged for the renewal of the $2,500,000 first mortgage loan on the Eccles Project until September 15, 2005, and the lender has orally agreed to extend the loan for another year.

         On August 1, 2004, Montgomery extended the maturity date on the second mortgage loan on the Front Street Office Building for an additional six months until February 1, 2005.

         On August 15, 2004, Montgomery extended the maturity date on the first mortgage loan on the Front Street Office Building for an additional six months until February 15, 2005.

         On February 1, 2005, Montgomery extended the maturity date on the second mortgage loan on the Front Street Office Building for an additional six months until August 1, 2005.

         On February 15, 2005, Montgomery extended the maturity date on the second mortgage loan on the Front Street Office Building for an additional six months until August 15, 2005.

         On June 21, 2005, Montgomery borrowed $2,400,000 from a commercial lender for the acquisition of the London Square Apartment Complex. The interest-only loan, which bears interest at the rate of 12% per annum, matures on December 23, 2005. Montgomery paid loan origination fees of $60,000, or 2.5%, and loan documentation and other fees aggregating approximately $2,500. Montgomery also paid approximately $1,540 for the costs associated with the lender's title insurance, escrow and similar matters.

         On June 21, 2005, Montgomery borrowed $1,300,000 from a commercial lender for the acquisition of the Ashdale Garden Apartment Complex. The interest-only loan, which bears interest at the rate of 12% per annum, matures on December 27, 2005. Montgomery paid loan original fees of $48,750, or 2.5%, and loan documentation and other fees aggregating approximately $2,500. Montgomery also paid approximately $870 for the costs associated with the lender's title insurance, escrow and similar matters.

         On June 27, 2005, Montgomery borrowed $2,300,000 from a commercial lender for the acquisition of the Glen Oaks Apartment Complex. The interest-only loan, which bears interest at the rate of 12% per annum, matures on December 27, 2005. Montgomery paid loan original fees of $69,000, or 3%, and loan documentation and other fees aggregating approximately $2,500. Montgomery also paid approximately $1,563 for the costs associated with the lender's title insurance, escrow and similar matters.

         Throughout 2004, Montgomery entered into one-year loan agreements with Dinesh Maniar, its principal shareholder, for working capital. These loans all bore interest at the rate of 10% per annum and were payable monthly. The following chart summarizes the loans made from Dinesh Maniar in the calendar year ended December 31, 2004, and the dates of repayment:

         Loan Date          Amount       Repayment Date    Installment Payments
         ---------          ------       --------------    --------------------

         03/31/2004         $100,000       07/13/2004
         06/29/2004           50,000       10/01/2004              $30,000
                                           10/06/2004               10,000
                                           10/24/2004               10,000
         10/21/2004           40,000       01/05/2005
         11/22/2004           20,000       01/05/2005
         12/13/2004           40,000       01/05/2005
         12/21/2004           30,000       01/05/2005

         The following chart shows the interest payments made on the above loans:

             Loan Amount         Interest Paid             Date Paid
             -----------         -------------             ---------

              $100,000              $3,068.50              07/13/2004
                50,000               1,391.78              10/25/2004
               130,000(1)            1,295.89              01/05/2005
--------------------
(1) Includes the loans of October 21, November 22, December 13, and December 21, 2004.

Equity in Real Estate

         Although Montgomery had negative cash flow from its operating activities through 2004 and into 2005, Montgomery believes that it will continue to operate on a long-term basis, provided that sufficient cash to cover activities is forthcoming through its reinvestment activities, its continued refinancing of existing properties, or through loans from its majority shareholder. While Montgomery is able to realize cash flow from refinancing existing assets, Montgomery's methods of obtaining acquisition and development capital come from either additional financing activities or the sale or exchange of existing real estate assets, so as to realize a cash or trade value from the equity generated by appreciation of real estate assets. Absent additional capital from financing activities or the sale or exchange of real estate assets, Montgomery may not have sufficient cash flow to fund expansions or acquisitions.

Capital Requirements

         As of December 31, 2004, Montgomery's properties had the following net book values and estimated fair values based on independent appraisals performed between October 1998 and April 2005:

                                                        Net Book Value
                                             ------------------------------------    Appraisal         Appraisal
                 Property                         2004               2003              Value             Date
                 --------                         ----               ----              -----             ----
Keker & Van Nest Office Building...........    $ 2,534,722         $ 2,638,847      $ 6,750,000          Oct 1998
Orchard Supply Shopping Center.............      3,611,463           3,666,438        6,500,000         Sept 1998
Eccles Project.............................        539,500             539,500       12,370,000          Feb 2002

Front Street Office Bldg...................      4,079,495(1)        4,469,642(2)     4,420,000        April 2005
                                                                   -----------      -----------
                                               $10,765,180         $11,314,427      $30,040,000
                                               ===========         ===========      ===========

--------------------
(1) Amount excludes $338,315 in additional capitalized costs related to the Front Street Office Building which are included in other assets on the balance sheet at December 31, 2004.
(2) Amount excludes $173,634 in additional capitalized costs related to the Front Street Office Building which are included in other assets on the balance sheet at December 31, 2003.

         Therefore, at December 31, 2004, Montgomery's properties had a combined fair market value of approximately $30,040,000 based on the most recent appraisals available, as compared to the historical cost, net of depreciation at December 31, 2004, of approximately $10,765,180. The difference of approximately $19,274,820 represents an important financial resource for Montgomery.

         The December 31, 2004, mortgage debt amount of approximately $15,140,000 has changed substantially since December 31, 2004. With the acquisition of the three Texas apartment complexes for $8,650,000 and the sale of the Front Street Office Building on July 27, 2005, for $4,850,000, Montgomery's excess of appraised values over book values is now approximately $16,000,000 (based on the December 31, 2004, book values for the Keker & Van Nest Office Building and the Eccles Project), while total mortgage debt is approximately $12,692,000 at July 31, 2005.

         Based upon the sale of the San Ramon Retail Center (which appraised at $1,200,000) for a price in excess of $1,890,000, and based upon the sale of the Orchard Supply Shopping Center (which appraised at $6,500,000) for $7,950,000, Montgomery's management believes that its existing real estate assets have more value than shown by existing appraisals. However, the valuation of the Keker & Van Nest Office Building depends not only upon market conditions, but the result of the current lease dispute. Additionally, while management believes that the Eccles Project also has significant additional value, this value depends upon both market conditions and contractual negotiations with the San Rio building owners, which matters are largely beyond the control of management. Thus while Montgomery's management is poised to take advantage of the currently favorable real estate and debt financing markets, whether or not Montgomery will be able to do so depends on factors outside its control. Therefore, any estimates of value for properties, other than their existing appraised values, are speculative and subject to variables that management cannot control.

Risk Factors

         Montgomery's proposed operations are subject to the following substantial risks.

         Montgomery's operations and funding are substantially dependent on Dinesh Maniar and key employees of Diversified Investment and Management Corporation, an affiliate of Mr. Maniar.

         In June 1999, Dinesh Maniar was appointed president of Montgomery. Montgomery has been and will continue to be substantially dependent on the continued participation of Mr. Maniar. The loss of Mr. Maniar's knowledge and abilities could have a material adverse effect on Montgomery's operations and the results of its proposed development and operation of its properties. Mr. Maniar and Diversified Investment and Management Corporation, or DIMC, manage Montgomery's day-to-day affairs. However, Mr. Maniar also owns and manages three other business activities in California: a commercial vineyard operation of approximately 530 acres in Napa and Sonoma Counties; a winery and wine marketing company; and a private real estate portfolio consisting primarily of an apartment complex and a retail shopping center. Day-to-day management of these other businesses is delegated to employees, but Mr. Maniar determines all significant or strategic decisions. Mr. Maniar does not devote his full time and attention to Montgomery's affairs.

         At DIMC, James T. Graeb serves as general counsel and performs substantial services for Montgomery, including overseeing Montgomery's real estate transactions and financial reporting. Mr. Graeb is a licensed attorney with a post-doctorate Master of Laws in taxation and an M.B.A. in finance and accounting, and is also a certified public accountant. Montgomery is dependent on the services of DIMC and Mr. Graeb, and the loss of those services would create a significant disruption in Montgomery's operations.

         Further, since Montgomery began real estate operations in June 1999, Montgomery has depended upon Mr. Maniar, the president and principal shareholder to make loans, from time to time, to Montgomery whenever its working capital has been too limited to meet immediate expenses. In 2004, Mr. Maniar made various loans to Montgomery to assist Montgomery in meeting its California income tax liability, real property tax liability, and other immediate cash needs. Mr. Maniar loaned an aggregate of $280,000 to Montgomery in 2004. All loans were repaid in 2004 or January 2005. Since Montgomery sold the Orchard Supply Shopping Center on January 5, 2005, Mr. Maniar has not made any additional loans to Montgomery. Montgomery has met all of its other cash flow needs from the $600,000 commercial line of credit. Additionally, Mr. Maniar has personally guaranteed the loans on the Eccles Project and would likely have to personally guarantee any construction loans made for that property. While Mr. Maniar has traditionally made these loans to Montgomery, he is under no legal obligation to do so.

         Montgomery's properties are subject to substantial encumbrances.

         After the sale of the Orchard Supply Shopping Center, the acquisition of the three Texas apartment complexes and the sale of the Front Street Office Building on July 27, 2005, Montgomery's mortgage liabilities total approximately $12,692,000 and the fair market value of Montgomery's real estate assets, as determined by independent MAI appraisals (or by acquisition costs) dated between October 1998 and July 2005, show a total of approximately $27,870,000 in assets. Montgomery will have to incur substantial additional indebtedness to develop the Eccles Project if it determines to undertake development and construction. In the event Montgomery is unable to make any required payments due under any indebtedness secured by its properties, the secured party could foreclose on the related property and Montgomery's operations would be adversely affected.

         Management may not identify the optimum use of its properties.

         Although management continues to evaluate alternatives for its current properties, including the development, sale, exchange or lease of the Eccles Project property, there can be no assurance that management will in fact be successful in its efforts to pursue the alternative that will provide the greatest financial return while minimizing economic risk to Montgomery.

         Montgomery will require substantial additional funds to develop the Eccles Project.

         Montgomery has evaluated certain alternatives with respect to the development, lease or sale of the Eccles Project. In the event development and construction are undertaken by Montgomery, management estimates that it will require approximately $35,000,000 to $40,000,000 in construction and permanent financing to undertake such development. Montgomery has not obtained binding commitments for such financing and will be dependent on the availability of such financing from commercial sources. As a new entrant into the real estate development business in the San Francisco Bay area, Montgomery may not be able to obtain required financing on favorable terms or at all. Further, finding suitable tenants may be more time-consuming and/or demand greater concessions by Montgomery. Montgomery may attempt to diversify the risk by entering into joint ventures or other arrangements with third parties. However, this would also decrease Montgomery's return on its investment. Some sources of financing may demand that Mr. Maniar, as a principal shareholder, president and director of Montgomery, personally guarantee company indebtedness, and Mr. Maniar is under no obligation to do so. If Montgomery cannot obtain the required funds, it will be unable to develop the Eccles Project by itself.

         Development of the Eccles Project would be subject to construction and development risks.

         In the event Montgomery undertakes development of the Eccles Project or any other property, such construction and development activities would expose Montgomery to certain risks such as cost overruns, carrying costs, availability and costs of materials and labor, weather conditions, and government regulation. Additionally, Montgomery would incur costs in connection with the design and implementation of any development and costs in connection with performing certain oversight and review functions, including costs for reviewing construction design proposals, negotiating and contracting for feasibility studies, and supervising compliance with local, state or federal laws and regulations.

         Montgomery needs to engage a new audit firm in a timely manner.

         In June 2005, Deloitte & Touche, LLP, Montgomery's current auditor elected not to stand for re-election for 2005. Although Deloitte & Touche, LLP, agreed to complete the December 31, 2004, audit and the March 31, 2005, quarterly report, Montgomery must act quickly to engage a new independent auditing firm. While Montgomery's management is currently working diligently to interview and retain a national or regional certified pubic accounting firm with real estate expertise, the number of such firms that are registered and willing is limited. If Montgomery fails to retain the services of a new auditing firm in a prompt manner, Montgomery may again face the prospect of not being able to file its periodic reports in a timely manner.

         Montgomery's officers and directors are subject to conflicts of interest.

         Montgomery's officers and directors and their affiliates have been, are and will continue to be subject to significant conflicts of interest. Officers and directors will be subject to competing demands for their limited time as they divide their attention between managing Montgomery and their other business and investment interests. In some instances, officers and directors, particularly Mr. Maniar, will invest in real estate without participation by

Montgomery. Such persons will be responsible for allocating such portions of their time as they may deem appropriate to Montgomery's business affairs. Mr. Maniar is the sole owner, president and a director of DIMC, which provides a broad array of services to Montgomery. Montgomery obtains property management services, legal, accounting and bookkeeping services, administrative support and office use from DIMC pursuant to the terms of a management contract, pursuant to which DIMC currently receives a minimum of $10,000 per month as payment for these services. While this agreement was approved by a unanimous vote of Montgomery's outside directors (Mr. Maniar abstained because of the conflict of interest resulting from his affiliation with both Montgomery and DIMC), this does not guarantee the absence of a conflict of interest. There can be no assurance that any of the foregoing or other conflicts of interest will be resolved in favor of Montgomery or its shareholders. Other than the board of directors' requirement that all transactions between Montgomery and DIMC be approved by the audit committee, Montgomery has adopted no policies respecting the resolution of actual or potential conflicts of interest.

         Although Mr. Maniar has abstained from voting as a director on matters in which he has a conflicting interest, he is not required and does not intend to abstain in matters submitted to the shareholders for approval. Inasmuch as Mr. Maniar currently owns beneficially 97% of the issued and outstanding common stock, he would be able to assure shareholder approval of any transaction in which he is an interested person. See Part III. Item 11. Security Ownership of Certain Beneficial Owners and Management.

         Mr. Maniar, as the beneficial owner of 97% of Montgomery's issued and outstanding common stock, also owes a fiduciary duty to Montgomery and its other shareholders, particularly when considering mergers, sales of assets, or other extraordinary matters requiring shareholder approval. Such fiduciary duty generally may be breached if Mr. Maniar acts as a controlling shareholder to oppress the minority or approve matters that are unfair to Montgomery and its other shareholders.

         The appraisals of Montgomery's properties are subject to numerous uncertainties.

         There are numerous uncertainties inherent in estimating the value of real estate. The estimated values set forth in the appraisals of Montgomery's properties are based on various comparisons to sales prices of other properties; predictions about market conditions, demand, vacancy rates and other factors; assumptions about the properties' condition, conformance with laws and regulations, absence of material defects, and a variety of numerous other factors; estimates of lease revenues and operating expenses; and other items. Any significant change in these comparisons, predictions, assumptions and estimates, most of which are beyond Montgomery's control, could materially and adversely affect such estimated market values. Montgomery cannot assure that it would be able to sell the properties at a price at or above their appraised market valuation.

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

         All of Montgomery's properties are currently located in either the San Francisco Bay area or in Austin, Texas. Adverse economic factors or other changes in either of these areas could adversely impact Montgomery's operations and revenues.

         A material weakness has been identified in Montgomery's internal controls that could lead to material misstatements in its financial statements.

         When Montgomery's independent registered public accounting firm informed it in June 2005 that it declined to stand for reelection in that capacity for the fiscal year ending December 31, 2005, it informed Montgomery that it had identified a number of deficiencies in Montgomery's internal control that constituted a material weakness because of the potential to materially misstate Montgomery's financial statements, the lack of mitigating controls to detect misstatements, and because Montgomery was unprepared to present the required disclosure in its annual report on Form 10-KSB in a timely manner. See
Part II. Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There may be environmental or ADA compliance problems related to Montgomery's recently-acquired apartment complex properties of which Montgomery is unaware.

         Montgomery has not yet obtained Phase I environment reports on the Ashdale Garden and Glen Oaks apartment complexes, and when those reports are completed, they may reveal environmental problems that are currently unknown to Montgomery and that may be expensive to remedy. Additionally, the London Square and Ashdale Garden Apartment Complexes may not be fully compliant with the requirements of the ADA, leaving Montgomery subject to governmental or private-party litigation and resulting in Montgomery being required to perform renovations that might not be cost-effective.

         Montgomery may be unable to manage its Austin, Texas properties effectively.

         The three apartment complexes Montgomery recently acquired in Austin, Texas, represent its first properties outside the San Francisco Bay area, which means that Montgomery's representatives at DIMC will be unable to manage them directly. Montgomery has engaged Oak Creek Property Management as its property manager in Austin, Texas, but has not yet finalized the terms of that agreement and is currently unable to assure that the property manager Montgomery has engaged, or any replacement property manager, will manage the properties effectively.

         Montgomery may have substantial repair obligations with respect to the Austin, Texas properties.

         The London Square Apartments have deferred maintenance and other repairs required to bring the apartment complex into a first-class condition and convert all of the rental units into a rent-ready condition at an estimated cost of $235,000. Both the Ashdale Garden Apartments and the Glen Oaks Apartments suffered minor hail damage on March 25, 2005, with estimated repair costs of approximately $60,000 and $189,000, respectively, as based upon credits received by Montgomery in escrow, and Montgomery will likely have to use the balance of the exchange accommodator funds (turned over to Montgomery on July 5, 2005) to effect all such repairs.

                          ITEM 7. FINANCIAL STATEMENTS

         Montgomery's financial statements, including the required independent auditors' reports, are included, following a table of contents, beginning at page F-1 immediately following the signature pages to this report.


              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 22, 2005, Montgomery's independent registered public accounting firm, Deloitte & Touche LLP, or Deloitte, informed Montgomery's management that it declined to stand for reelection as Montgomery's independent registered public accounting firm for Montgomery's financial statements for the fiscal year ending December 31, 2005. Deloitte indicated that it would complete its audit of the financial statements for the fiscal year ended December 31, 2004, to be included in Montgomery's annual report on Form 10-KSB, and would accept an engagement to review Montgomery's quarterly report on Form 10-QSB for the quarter ended March 31, 2005. Deloitte requested that Montgomery obtain a new independent registered public accounting firm for the balance of the 2005 reporting, but indicated that if Montgomery was unable to retain a new accounting firm in time to review the quarterly report on Form 10-QSB for the quarter ending June 30, 2005, that Deloitte would accept an engagement to complete that review work.

         Deloitte's reports on Montgomery's financial statements for the years ended December 31, 2004 and 2003 (the "two most recent fiscal years") have not contained an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the two most recent fiscal years and through the date of Deloitte declining to stand for reelection, Montgomery has not had any disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

         Deloitte informed Montgomery that it had identified the following deficiencies in Montgomery's internal control:

         o Due to the limited number of employees, Montgomery's control structure lacks the proper segregation of duties.

         o Montgomery's employees lack the accounting and financial reporting expertise necessary to accurately prepare financial statements in accordance with generally accepted accounting principles.

         o The application of income tax procedures did not appropriately calculate Montgomery's income tax provision nor did they provide related required disclosures on a timely basis.

         o Montgomery did not design and implement controls over the selection and application of accounting policies for complex, nonroutine transactions related to Montgomery's discontinued operations.

         These items were considered to constitute a material weakness in internal control due to the potential to materially misstate Montgomery's financial statements, the lack of mitigating controls to detect misstatements, and because Montgomery was unprepared to present the required disclosure in its annual report on Form 10-KSB in a timely manner. The chairman of Montgomery's audit committee has discussed these internal control deficiencies with Deloitte, although neither Montgomery's audit committee as a whole nor the board of directors has done so.

         Montgomery has initiated its search for a new independent registered public accounting firm. Montgomery has authorized Deloitte & Touche to respond fully to the inquiries of the successor independent registered public accounting firm.


                        ITEM 8A. CONTROLS AND PROCEDURES

         Montgomery maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its financial statements and other disclosures included in this report. Montgomery's board of directors, operating through its audit committee, provides oversight to its financial reporting process.

         Montgomery evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 as of December 31, 2004. Based upon that evaluation, Montgomery's chief executive officer and chief financial officer has concluded that Montgomery's disclosure controls and procedures were ineffective in the following respects.

         Montgomery was unprepared to present the required disclosure in this annual report on Form 10-KSB on April 15, 2005, the date the report was required to be filed (including the 15-day extension available pursuant to Rule 12b-25) in a timely manner because of the unprecedented size and complexity of this report related to Montgomery's recent business activities and contemplated changes in Montgomery's business strategy. Based on this experience, Montgomery's management is currently evaluating the resources it and DIMC commits to its disclosure preparation, with a goal of addressing the deficiencies raised by its former independent registered public accounting firm and expanding those resources as necessary to make its disclosure controls and procedures effective.

         Other than as described above, there have been no changes in Montgomery's internal controls or financial reporting in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, Montgomery's internal control over financial reporting, and there were no corrective actions regarding significant deficiencies or material weaknesses.


                           ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Election of Directors

         Montgomery's board of directors consists of five members. Montgomery's articles of incorporation provide for the election of the entire board of directors at each annual meeting of shareholders, with each director to serve until the next annual meeting and until such director's successor is elected and qualified.

         Since the May 26, 1999, special meeting of shareholders, Montgomery's board of directors has consisted of Dinesh Maniar, Keith A. Cannon, O. Lee Barnett, James M. Hanavan and Arthur A. Torres.

         The following table sets forth the name, age and position of each current director of Montgomery:

                  Name                  Age                 Title
         ------------------------   ------------  ------------------------------

         Dinesh Maniar                  64        Chairman and President
         Keith A. Cannon                64        Director
         O. Lee Barnett                 65        Director and Treasurer
         James M. Hanavan               60        Director and Secretary
         Arthur A. Torres               58        Director

         Dinesh Maniar has been an industrial and commercial real estate developer since 1973. Mr. Maniar is president of the Maniar Investment Group, consisting principally of DIMC and several affiliated companies active in residential, retail and office development, management and investment. Mr. Maniar has built and leased commercial buildings of approximately 2,000,000 square feet. Several of Mr. Maniar's projects have been purchased by such companies as Prudential Life Insurance Company, Bank of America Trust Company, Equitable Life Assurance Company and Grosvenor International. Mr. Maniar's projects have been occupied by leading national and international firms such as Japan Foods (Kikkoman), Coca-Cola, Duracell, Aero Electronics, Bally, OMI, Mead Paper and National Semiconductor.

         Keith A. Cannon, a resident of Oceanside, California, has been a stockbroker and registered representative of Wilson-Davis & Co., Inc., a broker-dealer based in Salt Lake City, Utah, for more than 10 years. Mr. Cannon is also a director of Elamex S.A. de C.V. and JLM Couture Inc.

         O. Lee Barnett has been self-employed since 1961 as a tax accountant and management consultant. From 1969 until 1989, Mr. Barnett was also a trustee of Mortgage Investment Trust of Utah, located in Salt Lake City, Utah, a financial and development company investing in discounted real estate contracts and other real estate evidences of indebtedness, as well as unimproved and improved commercial and residential real estate. From 1961 to the present, Mr. Barnett has been an investor in various real estate properties. Mr. Barnett was involved in the development of real estate subdivisions in Salt Lake County, Utah, between 1986 and 1989. Mr. Barnett holds a Bachelor of Science degree from the University of Utah, Salt Lake City, Utah, in Banking and Finance, which was obtained in 1961. Mr. Barnett is also a director of Global ePoint, Inc.

         James M. Hanavan is of counsel with the San Francisco law firm Craigie, McCarthy & Clow. He was a stockholder in the San Francisco office of the law firm of Bullivant Houser Bailey PC beginning in June 1997 and, prior to that, a senior litigation partner with Gordon & Rees, LLP. Mr. Hanavan has over 20 years experience specializing in the defense of accountants, attorneys, financial planners, ERISA plan administrators, real estate brokers and other professionals. Mr. Hanavan has substantial experience in real estate-related litigation, as well as in providing business counseling and transactional services, for a variety of clients. Mr. Hanavan received his Bachelor of Science degree from Pennsylvania State University in 1967 and his Juris Doctor degree from American University, Washington College of Law, in 1973.

         Senator Arthur A. Torres (retired) has served as the elected Chairman of the California Democratic Party since 1996, overseeing more than 24 core employees in three statewide offices and over 1,500 employees during an election cycle. Senator Torres served 20 years in the California State Legislature, eight as a member of the State Assembly and 12 as a State Senator. He is the Governor's appointee to the Managed Care Commission, which oversees HMOs in California. Senator Torres currently serves as a member of the Council of Foreign Relations of New York, the Harvard Alumni Association, the Princeton Review Advisory Board, and Heal the Bay (Santa Monica) Board of Governors. He is also on the boards of the Latino Community Foundation of the Bay Area, the AIDS Healthcare Foundation of Los Angeles, and One Legacy (Southern California Organ Procurement Center) and is an elected Trustee of the San Francisco Ballet. He is also a member of the Executive Committee of the Democratic National Committee and is the elected Treasurer of the National Association of Democratic State Chairs and a member of the Commission on Presidential Nomination Timing and Scheduling. Senator Torres served as the President of the Walter Kaitz Foundation, a nonprofit foundation committed to increasing diversity in the cable broadband industry from 2001-2003, and also served for three years as the United States Senate Appointee to the Commission on International Migration and Cooperative Economic Development, culminating in a report to President Bush and the Congress on immigration and international economic reforms. Senator Torres is also a frequent commentator and guest on cable and network television. He holds Bachelor and Juris Doctorate degrees from the University of California and has held an appointment as a John F. Kennedy teaching fellow at Harvard University.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to Montgomery during or respecting its last fiscal year ended December 31, 2004, and any written representation referred to in Paragraph (b)(2)(i) of
Item 405 of Regulation S-B, no person who, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of Montgomery's equity securities, or any other person known to be subject to Section 16 of the Securities Exchange Act of 1934 failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act during the most recently-completed full fiscal year or any prior fiscal year.

Code of Ethics

         Montgomery has adopted a code of ethics that applies to its chief executive officer and chief financial officer, who also perform the functions of a chief accounting officer. A copy of the code of ethics will be provided upon request, without charge.

                         ITEM 10. EXECUTIVE COMPENSATION

         Dinesh Maniar, Montgomery's chief executive officer, is Montgomery's only executive officer. Mr. Maniar performs executive management functions only and does not directly supervise any of Montgomery's day-to-day activities. Due to the inherent stability of Montgomery's four real estate assets, Mr. Maniar does not devote his full time to Montgomery and receives no compensation for his services. Montgomery does not intend to compensate Mr. Maniar during 2005.

         All of Montgomery's day-to-day activities are performed by DIMC pursuant to its written management agreement as discussed herein. DIMC is compensated for these services as discussed below in Item 12. Certain Relationships and Related Transactions: Reimbursement to DIMC for Office Use and Administrative Support.

         Each member of the board of directors, including Mr. Maniar, receives a $500 honorarium payment per meeting.


            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of the date of report, the name, address and shareholdings of each person who owns of record, or was known by Montgomery to own beneficially, 5% or more of the common stock currently issued and outstanding; the name and shareholdings of each director; and the shareholdings of all executive officers and directors as a group. Unless otherwise indicated, all shares consist of common stock, and all such shares are owned beneficially and of record by the named person or group:

                                                 Nature of        Number of        Percentage of
Name of Person or Group(1)                     Ownership(2)         Shares           Ownership
--------------------------------------------  ---------------- -----------------  ----------------
Directors and
Principal Shareholders:
-----------------------
    Dinesh Maniar                             Common Stock       16,000,000(3)          97.0%
    President and Chairman
    Keith A. Cannon                           Common Stock          207,300(4)           1.3
    Director
    O. Lee Barnett                            Common Stock            2,000(5)            *
    Director and Treasurer
    James M. Hanavan                          Common Stock               --              --
    Director and Secretary
    Arthur A. Torres                          Common Stock               --              --
    Director
                                                               -----------------  ----------------
   All Executive Officers and Directors       Common Stock
    as a Group (five persons)                     Total          16,269,300             98.2%
                                                               =================  ================

------------------------
* Less than 1%.
(1) Unless otherwise indicated, the address of the each of the foregoing persons is in care of Montgomery at its corporate office.
(2) Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment and dispositive power. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(3) Includes 16,000,000 shares held of record by Dinesh Maniar. Does not include shares held by an adult child living outside of Mr. Maniar's house.
(4) Includes shares held in Mr. Cannon's individual retirement accounts and 12,000 shares owned by Mr. Cannon's wife.
(5)  Includes shares held in Mr. Barnett's individual retirement account.

Equity Compensation Plan Information

         Montgomery has no securities authorized for issuance under any equity compensation plan.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm's-length negotiations.

Reimbursement to DIMC for Office Use and Administrative Support

         Montgomery obtains the use of office facilities and related administrative support from DIMC, a corporation owned by Mr. Maniar, president, director and principal shareholder of Montgomery. DIMC's executive offices are located at 400 Oyster Point Boulevard, Suite 415, South San Francisco, California. In addition, Montgomery reimburses DIMC for the use of communications and data processing systems, secretarial and administrative services, office supplies, and related support at their approximate allocable direct cost, as estimated by DIMC, with a minimum monthly payment of $10,000. Management estimates that the total amount to be reimbursed to DIMC for office use and administrative support during 2005 will not exceed $120,000.

         Montgomery uses DIMC's professional property management and development staff, including attorneys, accountants, engineers and similar professionals, to handle all day-to-day administrative matters for Montgomery, together with such other matters as may be determined by Montgomery's management and as in connection with Montgomery's business activities. Montgomery reimburses DIMC its direct costs for such services, including allocable payroll burdens, employee benefits and related costs, as provided in the management agreement between DIMC and Montgomery discussed above. Such costs vary depending on the nature and extent of services actually required by Montgomery.

         Amounts reimbursed by Montgomery to DIMC under the foregoing arrangements may include reimbursement of salaries to persons who may also serve as officers and directors of Montgomery.

Commission Paid to DIMC as Real Estate Broker

         DIMC, which is 100% owned by Dinesh Maniar, acted as broker for Montgomery with respect to the sale of the Orchard Supply Shopping Center and received a commission of $238,500, or 3% of the gross sales price in January 2005. DIMC's role as broker and its commission amount were approved by Montgomery's board of directors with Dinesh Maniar abstaining.

         DIMC also acted as broker for Montgomery with respect to the sale of the San Ramon Retail Center and received a commission of 2% of the gross sales price in 2003. DIMC was prepaid $40,000 towards the commission; however, the actual sale amount was less than anticipated and consequently, DIMC repaid Montgomery the sum of $2,168 as a refund for excess commission prepaid. DIMC's role as broker and its commission amount were approved by Montgomery's board of directors at a special meeting, with Dinesh Maniar abstaining.

Orchard Supply Shopping Center Sale

         Montgomery entered into a binding purchase and sale agreement for the sale of its Orchard Supply Shopping Center on September 14, 2004. The purchase and sale agreement required the buyer to pay $7,950,000, a portion of which was paid by the buyer assuming the first mortgage loan on the property. The sale was closed on January 5, 2005, such that Montgomery was able to realize net cash proceeds from the sale of approximately $2,750,000.

         Montgomery elected to treat the sale of the Orchard Supply Shopping Center as a tax-free exchange and in furtherance thereof, entered into an exchange accommodator agreement with a California real estate broker named Mark
D. Zimmerman. For legal and tax purposes, the Orchard Supply Shopping Center purchase and sale agreement was assigned to Mr. Zimmerman as the qualified exchange accommodator, and all proceeds from the sale of the property (after closing costs and commissions) were paid over to Mr. Zimmerman as the qualified exchange accommodator. As part of the sale on January 5, 2005, Mr. Maniar was repaid loans he had previously made to Montgomery in the principal amount of $130,000, together with accrued interest.

         Mr. Zimmerman held the net proceeds in an interest-bearing account at a commercial bank and at Montgomery's direction, reinvested substantially all of those funds in three qualified reinvestment properties, so as to allow Montgomery to comply with the tax-free exchange provisions of Section 1031 of the Internal Revenue Code of 1986.

Development and Consulting Agreement with DIMC

         In August 2003, Montgomery entered into a development agreement with DIMC for DIMC to act as Montgomery's agent with respect to obtaining the building permits, obtaining other necessary permits and planning department approvals, and other matters related to the Front Street Office Building. DIMC offered its services to assist Montgomery in obtaining a construction loan for the renovation and act as a broker to assist Montgomery in leasing the building once all renovation is completed. DIMC did not perform any services under that agreement in 2004 or 2005 and Montgomery did not make any payments to DIMC under that agreement in 2004 or 2005. In 2003, Montgomery paid DIMC $75,000 under this agreement and reimbursed DIMC for $48,000 in third-party costs. DIMC continues to hold a $10,000 retainer to be used for development and planning department fees and expenses

                                ITEM 13. EXHIBITS

   Exhibit
   Number*                          Title of Document                                       Location
--------------    ------------------------------------------------------    ------------------------------------------
Item 3            Articles of Incorporation and Bylaws
--------------    ------------------------------------------------------
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

   3.03           Bylaws                                                    Incorporated by reference from the
                                                                            Registration Statement on Form 10-SB
                                                                            filed January 19, 2000, SEC File No.
                                                                            000-28981.

   Exhibit
   Number*                          Title of Document                                       Location
--------------    ------------------------------------------------------    ------------------------------------------
Item 4            Instruments Defining the Rights of Security Holders
--------------    ------------------------------------------------------
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

   4.03           Bylaws                                                    Incorporated by reference from the
                                                                            Registration Statement on Form 10-SB
                                                                            filed January 19, 2000, SEC File No.
                                                                            000-28981.

Item 10           Material Contracts
--------------    ------------------------------------------------------
  10.01           Purchase and Sale Agreement dated effective May 5,        Incorporated by reference from the
                  1999, by and between Dinesh Maniar and Montgomery         Registration Statement on Form 10-SB
                  Realty Group, Inc.                                        filed January 19, 2000, SEC File No.
                                                                            000-28981.

  10.02           Lease Agreement dated April 21, 1988, by and between      Incorporated by reference from the
                  Dinesh Maniar, landlord, and John W. Keker, P. C.,        Registration Statement on Form 10-SB
                  William A. Brockett, P.C., Robert A. Van Nest, P.C.       filed January 19, 2000, SEC File No.
                  and individually John W. Keker, William A Brockett,       000-28981.
                  Robert A. Van Nest, R. Elaine Leitner, David J.
                  Meadows, Jeffrey R. Chanin, and Gary M. Cohen, and
                  Keker & Brockett, California General Tenants,
                  regarding the lease of real property commonly known
                  as Keker & Van Nest Office Building

  10.03           Lease Agreement dated July 20, 1988, by and between       Incorporated by reference from the
                  Pacific Quadrant Development Company, a California        Registration Statement on Form 10-SB
                  general partnership, as landlord, and Wickes              filed January 19, 2000, SEC File No.
                  Companies, Inc., a Delaware corporation, as tenant,       000-28981.
                  regarding the lease of real property known as
                  Orchard Supply Shopping Center

  10.04           Agreement of Assignment and Assumption of Leases          Incorporated by reference from the
                  dated June 2, 1999, by and between Dinesh Maniar and      Registration Statement on Form 10-SB
                  Montgomery Realty Group, Inc. regarding the real          filed January 19, 2000, SEC File No.
                  property commonly known as the Keker & Van Nest           000-28981.
                  Office Building

   Exhibit
   Number*                          Title of Document                                       Location
--------------    ------------------------------------------------------    ------------------------------------------
Item 10           Material Contracts (continued)
--------------    ------------------------------------------------------
  10.05           Agreement of Assignment and Assumption of Leases          Incorporated by reference from the
                  dated June 2, 1999, by and between Dinesh Maniar and      Registration Statement on Form 10-SB
                  Montgomery Realty Group, Inc. regarding the real          filed January 19, 2000, SEC File No.
                  property commonly known as the Orchard Supply             000-28981.
                  Shopping Center

  10.06           Contract for Management Agreement dated June 9,           Incorporated by reference from the
                  1999, by and between Montgomery Realty Group, Inc.        Registration Statement on Form 10-SB
                  and Diversified Investment and Management                 filed January 19, 2000, SEC File No.
                  Corporation, relating to management services              000-28981.
                  provided to Montgomery

  10.11           Purchase and Sale Agreement effective July 17, 2003,      Incorporated by reference from the
                  between Dinesh Maniar (Seller) and Montgomery Realty      Current Report on Form 8-K dated
                  Group, Inc. (Buyer)                                       July 25, 2003, filed August 12, 2003.

  10.12           Development Consulting Agreement between Diversified      Incorporated by reference from the
                  Investment & Management Corporation (Consultant) and      Quarterly Report on Form 10-QSB/A for
                  Montgomery Realty Group, Inc. (Owner) dated August        the quarter ended September 30, 2003,
                  1, 2003                                                   filed November 20, 2003.

  10.13           Amended Commercial Lease between Theodore Max             Incorporated by reference from the
                  Kniesche, Jr., Betty Ann Kniesche, and Kniesche           Annual Report on Form 10-KSB for the
                  Family Irrevocable Trust (Landlord) and Stefan            year ended December 31, 2004, filed
                  Filipcik (Tenant) dated April 22, 1997                    April 14, 2004.

  10.14           Assignment and Assumption of Leases  and Acceptance       Incorporated by reference from the
                  and Assumption of Leases between Theodore Max             Annual Report on Form 10-KSB for the
                  Kniesche, Jr., Betty Ann Kniesche, Theodore Max, Jr.      year ended December 31, 2004, filed
                  and Betty Ann Kniesche Family Irrevocable Trust,          April 14, 2004.
                  Theodore Max Kniesche III and Lisa Alma Lutz,
                  Kniesche Family Irrevocable Trust to Hollywood
                  Associates, LLC dated May 22, 2000

  10.15           Promissory Note dated March 31, 2004, in the              Incorporated by reference from the
                  original principal amount of $100,000, payable by         Annual Report on Form 10-KSB for the
                  Montgomery Realty Group, Inc. to Dinesh Maniar            year ended December 31, 2004, filed
                                                                            April 14, 2004.

  10.16           Form of promissory note used for all 2004 loans from      This filing.
                  Dinesh Maniar

  10.18           Assignment of Purchase Agreement between Mark D.          Incorporated by reference from the
                  Zimmerman, Qualified Exchange Accommodator for            Current Report on Form 8-K filed June
                  Montgomery Realty Group, Inc. and John DiMeglio,          27, 2005
                  effective June 17, 2005

   Exhibit
   Number*                          Title of Document                                       Location
--------------    ------------------------------------------------------    ------------------------------------------
Item 10           Material Contracts (continued)
--------------    ------------------------------------------------------
  10.19           Purchase Agreement among London Acquisitions, Inc.        Incorporated by reference from the
                  and Mark D. Zimmerman as Qualified Exchange               Current Report on Form 8-K filed June
                  Accommodator for Montgomery Realty Group, Inc.,           29, 2005
                  dated June 10, 2005

  10.20           Purchase and Sale Agreement between Mark D.               Incorporated by reference from the
                  Zimmerman, Qualified Exchange Accommodator for            Current Report on Form 8-K filed July 5,
                  Montgomery Realty Group, Inc., and LaSalle Bank           2005
                  National Association, dated June 29, 2005

  10.21           Purchase and Sale Agreement by and between                Incorporated by reference from the
                  Montgomery Realty Group, Inc. and Dinesh Maniar           Current Report on Form 8-K filed July 6,
                                                                            2005

Item 16           Letter on Change in Certifying Accountant
--------------    ------------------------------------------------------
  16.01           Deloitte & Touche LLP letter to United States             Incorporated by reference from the
                  Securities and Exchange Commission dated June 28,         Current Report on Form 8-K filed
                  2005                                                      June 28, 2005

Item 31           Rule 13a-14(a)/15d-14(a) Certification
--------------    ------------------------------------------------------
  31.01           Certification of Principal Executive Officer              This filing.
                  Pursuant to Rule 13a-14

  31.02           Certification of Principal Financial Officer              This filing.
                  Pursuant to Rule 13a-14

Item 32           Section 1350 Certifications
--------------    ------------------------------------------------------
  32.01           Certification of Chief Executive Officer Pursuant to      This filing.
                  18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

  32.02           Certification of Chief Financial Officer Pursuant to      This filing.
                  18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

---------------
* The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed with the SEC as exhibits to previous filings, but no longer required.


                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The aggregate fees billed by Deloitte & Touche, LLP, for professional services rendered for the audit of Montgomery's annual financial statements for the fiscal year ended December 31, 2004, and for the reviews of the financial statements included in Montgomery's quarterly reports on Form 10-QSB for that fiscal year were $47,158. The aggregate fees billed by Deloitte & Touche, LLP, for professional services rendered for the audit of Montgomery's annual financial statements for the fiscal year ended December 31, 2003, and for the reviews of the financial statements included in Montgomery's quarterly reports on Form 10-QSB for that fiscal year were $50,100.

Audit Related Fees

         Deloitte & Touche, LLP, did not bill Montgomery for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended December 31, 2004, or the fiscal year ended December 31, 2003, that are not included under audit fees above.

Tax Fees

         The aggregate fees billed by Deloitte & Touche, LLP, for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2004, and December 31, 2003, were $5,890 and $5,300, respectively. Those fees were charged for tax compliance in connection with the preparation of the tax returns for the years ending December 31, 2004, and December 31, 2003.

All Other Fees

         Deloitte & Touche, LLP, did not perform any services for Montgomery or charge any fees other than the services described above under "Audit Fees" and "Tax Fees" for either the fiscal year ended December 31, 2004, or the fiscal year ended December 31, 2003.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MONTGOMERY REALTY GROUP, INC.
                                                (Registrant)


Date:  August 22, 2005                          By  /s/ Dinesh Maniar
                                                  ------------------------------
                                                   Dinesh Maniar, President


Date:  August 22, 2005                          By  /s/ Dinesh Maniar
                                                  ------------------------------
                                                   Dinesh Maniar
                                                   Principal Executive Officer
                                                   Principal Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  August 22, 2005                                  /s/ Dinesh Maniar
                                                      --------------------------
                                                      Dinesh Maniar, Director


Date:  August 18, 2005                                 /s/ Keith A. Cannon
                                                      --------------------------
                                                      Keith A. Cannon, Director


Date:  August 18, 2005                                 /s/ O. Lee Barnett
                                                      --------------------------
                                                      O. Lee Barnett, Director


Date:  August 22, 2005
                                                      --------------------------
                                                      James M. Hanavan, Director


Date:  August 18, 2005                                 /s/ Arthur A. Torres
                                                      --------------------------
                                                      Arthur A. Torres, Director

Montgomery Realty Group, Inc.
Financial Statements for the Years Ended
December 31, 2004 and 2003 and
Report of Independent Registered Public Accounting Firm

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                          Page

REPORT OF INDEPENDENT REGISTERED PUPLIC ACCOUNTING FIRM                    F-2

FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2004 AND 2003:

   Balance Sheets                                                          F-3

   Statements of Operations                                                F-4

   Statements of Stockholders' Deficit                                     F-5

   Statements of Cash Flows                                                F-6

   Notes to Financial Statements                                           F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Montgomery Realty Group, Inc.
South San Francisco, California

We have audited the accompanying balance sheets of Montgomery Realty Group, Inc. (the "Company") as of December 31, 2004 and 2003, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Montgomery Realty Group, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP

San Francisco, California
August 9, 2005

MONTGOMERY REALTY GROUP, INC.

BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------------------------------------------------


ASSETS                                                                                           2004            2003
                                                                                             ------------    ------------
PROPERTY:
  Land                                                                                       $  4,019,500    $  4,019,500
  Building                                                                                      2,151,228       2,505,000
  Improvements                                                                                  3,093,088       3,093,088
                                                                                             ------------    ------------

           Total                                                                                9,263,816       9,617,588

  Less accumulated depreciation                                                                (2,110,100)     (1,979,600)
                                                                                             ------------    ------------

           Property--net                                                                        7,153,716       7,637,988

ASSETS HELD FOR SALE--DISCONTINUED OPERATIONS                                                   3,631,668       3,700,601

CASH                                                                                                8,837          71,818

TENANT RECEIVABLES                                                                                 32,213          16,796

PREPAID EXPENSES AND OTHER ASSETS                                                                 533,866         369,863

DEFERRED LOAN COSTS, Net of accumulated amortization of $267,176
  and $168,385, respectively                                                                       44,380          72,622

DEFERRED RENT RECEIVABLE                                                                           19,887           6,583

DEFERRED TAX ASSET                                                                              1,615,268       1,423,624
                                                                                             ------------    ------------

TOTAL ASSETS                                                                                 $ 13,039,835    $ 13,299,895
                                                                                             ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Notes payable                                                                              $ 10,391,990    $ 10,347,183
  Notes payable--related party                                                                    130,000
  Accounts payable                                                                                 52,936          93,395
  Accrued interest                                                                                 48,738          37,002
  Notes payable held for sale--discontinued operations                                          4,775,022       4,841,850
  Security deposits and prepaid rent                                                               49,539          49,539
                                                                                             ------------    ------------

           Total liabilities                                                                   15,448,225      15,368,969
                                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value--authorized 80,000,000 shares; issued and
    outstanding, 16,500,000 shares at December 31, 2004 and 2003                                   16,500          16,500
  Preferred stock, $0.001 par value--authorized 20,000,000 shares; no shares issued and outstanding at December 31, 2004 and 2003
  Additional capital                                                                            1,692,742       1,692,742
  Accumulated deficit                                                                          (4,117,632)     (3,778,316)
                                                                                             ------------    ------------

           Total stockholders' deficit                                                         (2,408,390)     (2,069,074)
                                                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                  $ 13,039,835    $ 13,299,895
                                                                                             ============    ============

See notes to the financial statements.

                                                              F-3

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003
-------------------------------------------------------------------------------------------------------------------------

                                                                                             2004                2003
                                                                                         ------------       ------------
REVENUES:
  Rent                                                                                   $    906,700       $    799,308
  Other                                                                                           533
                                                                                         ------------       ------------

           Total revenues                                                                     907,233            799,308
                                                                                         ------------       ------------

EXPENSES:
  Real estate taxes                                                                           225,368            194,356
  Utilities                                                                                     3,089              1,774
  Repairs and maintenance                                                                      11,120              2,594
  General building                                                                              5,314              4,552
  Administration                                                                               32,106             28,162
  Insurance                                                                                    37,388             20,781
  Management fee--related party                                                                32,400             32,400
  Depreciation                                                                                140,502            119,484
  Amortization                                                                                 74,628             46,754
  Impairment of property value                                                                353,772
                                                                                         ------------       ------------

           Total expenses                                                                     915,687            450,857
                                                                                         ------------       ------------

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES,
  AND DISCONTINUED OPERATIONS                                                                  (8,454)           348,451

INTEREST EXPENSE--Net                                                                        (563,649)          (482,178)
                                                                                         ------------       ------------

LOSS BEFORE  INCOME TAXES AND DISCONTINUED
  OPERATIONS                                                                                 (572,103)          (133,727)

INCOME TAX BENEFIT                                                                            207,979             52,746
                                                                                         ------------       ------------

LOSS FROM CONTINUING OPERATIONS                                                              (364,124)           (80,981)

DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations, net of tax provision
    (benefit) of $13,358 and ($66), respectively                                               24,808               (113)
  Gain on sale of property, net of tax provision of $356,383                                                     539,605
                                                                                         ------------       ------------

NET INCOME (LOSS)                                                                        $   (339,316)      $    458,511
                                                                                         ============       ============

LOSS PER COMMON SHARE FROM CONTINUING
  OPERATIONS--Basic and diluted                                                          $     (0.022)      $     (0.005)
                                                                                         ============       ============

INCOME PER COMMON SHARE FROM DISCONTINUED
  OPERATIONS--Basic and diluted                                                          $      0.001       $      0.033
                                                                                         ============       ============

NET INCOME (LOSS) PER COMMON SHARE--Basic and diluted                                    $     (0.021)      $      0.028
                                                                                         ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                        16,500,000         16,500,000
                                                                                         ============       ============

See notes to the financial statements.

                                                              F-4

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------------------------------------------------


                                           Shares of
                                            Common         Common       Additional       Accumulated
                                             Stock         Stock          Capital          Deficit            Total
                                           ----------     --------      -----------      -----------       -----------
BALANCE--January 1, 2003                    16,500,000     $ 16,500     $ 1,692,742      $(4,236,827)      $(2,527,585)

  Net income                                                                                 458,511           458,511
                                           ----------     --------      -----------      -----------       -----------

BALANCE--December 31, 2003                  16,500,000       16,500       1,692,742       (3,778,316)       (2,069,074)

  Net loss                                                                                  (339,316)         (339,316)
                                           ----------     --------      -----------      -----------       -----------

BALANCE--December 31, 2003                 16,500,000     $ 16,500      $ 1,692,742      $(4,117,632)      $(2,408,390)
                                           ==========     ========      ===========      ===========       ===========



See notes to the financial statements.

                                                                      F-5

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003
---------------------------------------------------------------------------------------------------------------------------


                                                                                             2004               2003
                                                                                        ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                     $   (339,316)      $    458,511
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Depreciation and amortization                                                            253,892            263,300
    Impairment of property value                                                             353,772
    Gain on sale of property                                                                                   (978,678)
    Deferred rent receivable                                                                 (13,304)            (5,529)
    Deferred taxes                                                                          (191,644)           255,467
    Write-off of deferred loan costs                                                          20,205
    Change in:
      Tenant receivables                                                                       4,583             (9,924)
      Prepaid expenses and other assets                                                     (164,004)          (224,770)
      Accounts payable                                                                       (68,482)            62,092
      Accrued interest                                                                        39,320             (1,731)
      Security deposits and prepaid rent                                                                         23,993
                                                                                                           ------------

           Net cash used in operating activities                                            (104,978)          (157,269)
                                                                                        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Funding of note receivable                                                                 (20,000)
  Additions to property                                                                                      (1,085,000)
  Proceeds from sale of property                                                                              1,102,238
                                                                                                           ------------

           Net cash (used in) provided by investing activities                               (20,000)            17,238
                                                                                        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                                    480,000            100,000
  Payments on notes payable                                                                 (371,617)          (227,662)
  Payment of loan costs                                                                      (46,386)           (47,054)
                                                                                        ------------       ------------

           Net cash provided by (used in) financing activities                                61,997            (174,716)
                                                                                        ------------       ------------

DECREASE IN CASH                                                                             (62,981)          (314,747)

CASH--Beginning of year                                                                       71,818            386,565
                                                                                        ------------       ------------

CASH--End of year                                                                       $      8,837       $     71,818
                                                                                        ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Acquisition of property subject to notes payable                                      $          -       $  3,400,000
                                                                                        ============       ============

  Sale of property subject to notes payable                                             $          -       $    789,387
                                                                                        ============       ============


See notes to the financial statements.

                                                              F-6

MONTGOMERY REALTY GROUP, iNC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

1. ORGANIZATION, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Ownership Structure--Montgomery Realty Group, Inc. (the "Company") was formed on August 20, 1997, and did not have significant operations from its formation through June 7, 1999. On June 8, 1999, the Company completed the acquisition of four properties in the San Francisco Bay Area (the "Properties") held by Dinesh Maniar, a private investor ("Mr. Maniar"), in exchange for 16,000,000 shares of the Company's common stock and the assumption of the outstanding indebtedness of the Properties. The acquisition of the Properties has been accounted for as a "reverse acquisition" and recapitalization whereby, for financial reporting purposes, the Properties acquired the Company.

         The Properties acquired from Mr. Maniar on June 8, 1999 were as follows:

                                                                                             Maniar
                                                                                           Acquisition
                 Name                   Location                   Use                        Date
                 ----                   --------                   ---                     -----------
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

         Impairment of Long-Lived Assets--The Company assesses the impairment of its long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Measurement of any impairment loss is based on the estimated fair value of the investment. As a result of the Company's review for impairment, the Company recognized a noncash impairment loss of $353,772 to reduce the value of the Front Street Office Building to its estimated fair value at December 31, 2004. No impairment losses were recorded in 2003.

         Prepaid expenses and other assets primarily consist of prepaid insurance and other operating expenses and development costs incurred on the Eccles Project and the Front Street Office Building.

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

         Basic and diluted loss per share are computed by dividing net loss by the weighted average number of shares outstanding of 16,500,000 in 2004 and 2003, respectively.

         Prior Year Reclassifications--Certain reclassifications have been made to the 2003 financial statements in order to conform with the 2004 presentation.

2.       PROPERTY

         Net book value of the property at December 31, 2004 and 2003, and the most recent appraisal values are as follows:

                                                 Net Book Value
                                       ----------------------------------      Appraisal        Appraisal
                       Property             2004                2003             Value             Date
                       --------             ----                ----             -----             ----
         Keker & Van Nest Office
           Building                     $ 2,534,722        $ 2,638,847       $ 6,750,000        October 1998
         Orchard Supply
           Shopping Center                3,611,463          3,666,438         6,500,000        September 1998
         Eccles Project                     539,500            539,500        12,370,000        February 2002
         Front Street Office Bldg.        4,079,495          4,469,642         4,420,000        April 2005
                                       ------------       ------------
         Total                         $ 10,765,180       $ 11,314,427
                                       ============       ============

         Appraisal values are derived from independent appraisal reports prepared by members of the Appraisal Institute. Determination of estimated market value involves subjective judgment because the actual market value of a real estate investment can be determined only by negotiation between the parties in a sales transaction.

         On July 25, 2003, the San Ramon Retail Center was sold to an unrelated party for a gross sales price of $1,891,625. Related selling costs were $82,689. A gain on disposal of $895,988 was recorded in 2003. As a result of the sale of the San Ramon Retail Center, the Company has included the operations of San Ramon Retail Center as discontinued operations in the accompanying 2004 and 2003 statements of operations. See notes 3 and 7 for additional disclosure related to discontinued operations.

         On July 30, 2003, the Company purchased the Front Street Office Building from Mr. Maniar, the majority shareholder, for $4,485,000.

3.       NOTES PAYABLE

         Notes payable as of December 31, 2004 and 2003 were as follows:

                                                                                   2004              2003
Promissory note with a bank in the principal amount of $4,800,000, dated
  November 25, 1998. The note is secured by deeds of trust and assignment of rents on Keker & Van Nest Office Building and bears interest at the fixed rate of 6.67% per annum through January 1, 2009. Monthly interest and principal payments of $30,878 are required through January 1, 2009, when the remaining
  principal and accrued interest are due and payable.                            $ 4,468,205      $ 4,533,321

Promissory note with a bank in the principal amount of $5,100,000, dated July
  22, 1998. The note is secured by deeds of trust and assignment of rents on
  Orchard Supply Shopping Center and bears interest at the fixed rate of 7.05%
  per annum through August 1, 2008. Monthly interest and principal payments of
  $34,102 were required through August 1, 2008, when the remaining principal and accrued interest was due and payable. On January 5, 2005, the Orchard Supply
  Shopping Center was sold and Montgomery's obligations under this note were assumed by the buyer. The note balance and secured property are refected as
  discontinued operations on the accompanying balance sheet.                       4,746,209        4,812,634

Promissory note with a bank in the principal amount of $2,500,000 dated March 8,
  2002. The note is secured by deeds of trust and assignment of rents on the
  Eccles Project. The note bears interest at the prime rate plus 1.5% ( initial rate of 6.25% on March 8, 2002). Loan was to be paid in 17 regular monthly interest and principal payments of $21,563.78 each, with the remaining principal and accrued interest due on September 15, 2003. The note was extended for one year with 12 regular monthly and interest payments of
  $19,211.75 each. The principal and accrued interest are now due and payable on
  September 30, 2004. The note was further extended for one year with a principal balance of $2,246,054, 12 monthly principal and interest payments of
  $19,367.19 each. The principal and accrued interest are now due and payable on
  are now due and payable on September 15, 2005.                                   2,223,786        2,313,862

Promissory note with a bank in the principal amount of $2,800,000 dated August
  20, 2002. The note is secured by deeds of trust and assignment of rents on the
  Front Street Office Building. The note bears interest at the prime rate plus
  1.0% (initial rate of 5.75% on August 20, 2002). The loan requires monthly interest only payments. The remaining principal and accrued interest was due and payable on August 20, 2004. On August 26, 2004, the note was extended for a six-month period, with month interest only payments and the remaining principal and accrued interest due on February 26, 2005. Subsequent to
  December 31, 2004, the note was further extended to August 26, 2005.             2,800,000        2,800,000

                                                                                               (Continued)

                                                                                     2004             2003
Promissory note with private mortgage lender in the principal amount of
  $700,000, as amended December 18, 2003, with a fixed interest rate of 13.5%
  and interest only payments due monthly. The note matured on July 1, 2004, and is personally guaranteed by the majority shareholder, Mr. Dinesh Maniar. On
  July 1, 2004, the note was renewed for six months and the principal balance was increased to $900,000. The note continues to bear a fixed interest rate of
  13.5% with monthly interest only payments and matured on February 1, 2005.
  Subsequent to December 31, 2004, the maturity date was extended to
  August 1, 2005.                                                                  $ 900,000         $ 700,000

The following loans are outstanding with the majority shareholder,
  Mr. Dinesh Maniar:
    On October 21, 2004, in the principal amount of $40,000 with interest, payable monthly, at the rate of 10% per annum. Interest accrual began on
    November 1, 2004, and all outstanding principal and accrued interest are due
    and payable on October 31, 2005.                                                  40,000

    On November 22, 2004, in the principal amount of $20,000 with interest, payable monthly, at the rate of 10% per annum. Interest accrual began on
    December 1, 2004, and all outstanding principal and accrued interest are due
    and payable on November 30, 2005.                                                 20,000

    On December 13, 2004, in the principal amount of $40,000 with interest, payable monthly, at the rate of 10% per annum. Interest accrual began on
    January 1, 2005, and all outstanding principal and accrued interest are due
    and payable on December 31, 2005.                                                 40,000

    On December 21, 2004, in the principal amount of $30,000 with interest, payable monthly, at the rate of 10% per annum. Interest accrual began on
    January 1, 2005, and all outstanding principal and accrued interest are due
    and payable on December 31, 2005.                                                 30,000
                                                                                ------------      ------------

Total                                                                           $ 15,268,200      $ 15,159,817
                                                                                ============      ============

                                                                                             (Concluded)

         On January 5, 2005, all of the foregoing loans from the majority shareholder were paid in full, together with accrued interest thereon.

         Interest expense of $138,394 and $50,634 was capitalized during the years ended December 31, 2004 and 2003, respectively. Interest paid on all promissory notes in 2004 and 2003 was $1,031,542 and $921,861, respectively.

         As of December 31, 2004, principal installments due on the notes payable subsequent to December 31, 2004, are as follows:

                  2005                                $  10,870,536
                  2006                                       75,462
                  2007                                       80,726
                  2008                                       85,534
                  2009                                    4,155,942
                                                      -------------
                  Total                               $  15,268,200
                                                      =============

         Management has the intent, and believes it has the ability, to refinance its notes payable which mature in 2005.

4.       OPERATING LEASES WITH TENANTS

         The rental operations include leasing commercial office and retail space to tenants under non-cancelable operating leases. As of December 31, 2004 and 2003, one tenant occupied 22% and 21%, respectively, of leasable square feet and represented 44% and 46% of total 2004 and 2003 revenue, respectively. As of December 31, 2004 and 2003, another tenant under a month-to-month lease occupied 52% and 49%, respectively, of leasable square feet and represented 35% and 37% of total 2004 and 2003 revenue, respectively.

         Minimum future rental payments under noncancelable operating leases extending past December 31, 2004, are summarized as follows:

                   2005                              $    150,100
                   2006                                   153,800
                   2007                                   157,700
                   2008                                   161,600
                   2009                                   165,600
                   Thereafter                             402,300
                                                     ------------
                   Total                             $  1,191,100
                                                     ============

         The commercial office space at the Keker & Van Nest Office building is currently 100% leased, with the tenant payment approximately $710,000 per year. However, a dispute has arisen as to whether the lease can be extended at the tenant's option under the 5 year option provided for in the original agreement, which would have commenced on December 1, 2004, at then prevailing fair market rents. A mediation session with regard to this lease dispute was held on June 13, 2005, but did not result in a resolution. A second mediation has been agreed to, but has not yet been scheduled. If the tenant does extend the lease agreement, management believes the rent could be set as low as $624,400 per year.

5.       TRANSACTIONS WITH AFFILIATES AND COMMITMENTS AND CONTINGENCIES

         The Company entered into a management agreement with Diversified Investment and Management Corporation ("DIMC"), an affiliate of Mr. Maniar. The original agreement, dated June 9, 1999, required management fees to be paid to DIMC equal to the greater of 3% of gross revenues or a fixed amount equal to $7,500 per month for the first twelve months, $10,000 per month for the following twelve months, and $15,000 per month thereafter. However, the Board of Directors has imposed a moratorium on any increases in the management fees. As a result, the management fees paid by the Company will remain at $10,000 per month until such time as the Board of Directors authorizes a fee increase. Management fees paid were $120,000 in 2004 and 2003. As of December 31, 2004 and 2003, the Company had prepaid management fees of $10,000 and $20,000, respectively.

         On March 4, 2003, the Company's Board of Directors agreed to use the services of DIMC as the real estate brokerage firm in connection with the potential sale of the San Ramon Retail Center and/or the Orchard Supply Shopping Center. The agreement provided for an aggregate commission of two percent of the sale price for DIMC's role in procuring a buyer. Upon the sale of San Ramon Retail Center (see Note
         2), the Company paid DIMC $37,833 in commissions.

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

6.       INCOME TAXES

         Deferred tax assets and liabilities at December 31, 2004 and 2003, are related primarily to temporary differences resulting from differing tax and book bases of fixed assets, net operating loss carryforwards, and deferred state taxes. Significant components of the Company's net deferred tax balances at December 31, 2004 and 2003, were as follows:

                                                                                        2004              2003
                                                                                    -----------       -----------
Deferred tax assets:
  Differing bases of fixed assets                                                   $ 1,198,077       $ 1,172,895
  Net operating loss carryforwards                                                      428,834           278,649
  Other                                                                                  98,037            80,509
                                                                                    -----------       -----------

  Total deferred tax assets                                                           1,724,948         1,532,053
                                                                                    -----------       -----------

Deferred tax liabilities--deferred state taxes                                         (109,680)         (108,429)
                                                                                    -----------       -----------

Net deferred tax assets                                                             $ 1,615,268       $ 1,423,624
                                                                                    ===========       ===========

The income tax benefit (expense) consists of the following:
  Current state tax                                                                 $      (800)      $   (50,024)
  Current other tax                                                                       3,777             1,919
  Change in the deferred income tax benefit:
     Federal                                                                            155,892          (238,122)
     State                                                                               35,752           (17,344)
                                                                                    -----------       -----------

Net income tax benefit (expense)                                                    $   194,621       $  (303,571)
                                                                                    ===========       ===========


         The reconciliation between the Company's effective tax rate on earnings before income taxes and the statutory federal income tax rate of 34%
         was as follows:
                                                                        2004           2003
                                                                        ----           ----
Statutory federal rate                                                  34.0 %          34.0 %
State income taxes, net of federal income tax benefit                    5.8             5.8
True-up of Federal and State net operating loss carryforwards          (15.9)
                                                                   -----------
Effective tax rate                                                      23.9 %          39.8 %
                                                                   ===========     ===========

         As of December 31, 2004, the Company had federal net operating loss carryforwards totaling $1,002,898, which expire on various dates from 2019 through 2023, and state net operating loss carryforwards totaling $993,770, which expire on various dates from 2006 through 2014. The State of California has suspended the ability of corporations to offset taxable income with net operating loss carryforwards for the tax years 2004 and 2003.

         The extent to which the loss carryforwards can be used to offset future taxable income may become limited if changes in the Company's stock ownership exceed certain defined limits.

7.       SUBSEQUENT EVENTS

         On January 5, 2005, the Company sold the Orchard Supply Shopping Center to an unrelated third party for a contract purchase price of $7,950,000. The Company anticipates reporting gain on sale for the period ended March 31, 2005, as follows:

         Sales price                                           $7,950,000

         Less brokerage fees                                     (338,500)
         Less closing costs                                        (4,599)
         Less Exchange Accommodator fee                              (500)
                                                               ----------

         Net sale proceeds                                      7,606,401

         Less cost of sale                                     (3,631,688)
                                                               ----------

         Net gain before tax                                    3,974,713

         Tax provision*                                        (1,691,466)
                                                               ----------

         Net gain                                              $2,283,247
                                                               ==========
         ---------------
         * The Company employed the services of a Qualified Exchange Accommodator to seek to defer all or substantially all of the federal tax liability based on the "tax free exchange" provisions of Section 1031 of the Internal Revenue Code. Only July 5, 2005, the Company completed three property purchases for approximately $8.65 million through the Exchange Accommodator and thereby completed the Company's tax free exchange.

         In addition to the San Ramon Retail Center, the Orchard Supply Shopping Center is also reflected in the Company's financial statements as discontinued operations for 2004 and 2003.

         On June 29, 2005, the Company entered into a written Purchase and Sale Agreement for the sale of the Front Street Office Building in San Francisco, California, for a total sales price of $4,700,000 to Mr. Maniar. The property was acquired by the Company from Mr. Maniar in

         July 2003 for a purchase price of $4,485,000. The $4,700,000 purchase price was determined taking into consideration the Company's use of cash related to the renovation of the Front Street Office Building in 2003 and 2005 of $134,000 and $64,717, respectively (no cash was used in 2004), and the July 2003 purchase price. On July 27, 2005, the Purchase and Sale Agreement was amended to increase the Purchase Price to $4,850,000 so that Montgomery could pay the sum of approximately $150,000 due to a third party architectural firm from escrow, using the additional cash paid by the Buyer.

         As part of the sale, Mr. Maniar assumed the $2,800,000 first mortgage loan on the property and the $900,000 second mortgage loan on the property.

                                     ******