Form 10QSB
period 2005-03-31
MONTGOMERY REALTY GROUP INC
filed 2006-02-28
CIK 1050835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                                   88-0377199fgrt
                        ---------------------------------
                        (IRS Employer Identification No.)

                        400 Oyster Point Blvd., Suite 415
                          South San Francisco, CA 94080
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (650) 266-8080
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 28, 2006, issuer had 16,500,000 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          MONTGOMERY REALTY GROUP, INC.

                              INDEX TO FORM 10-QSB


                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of March 31, 2005, and
           December 31, 2004..................................................3
         Condensed Statements of Operations for the Three Months
           Ended March 31, 2005 and 2004 (unaudited)..........................4
         Condensed Statements of Cash Flows for the Three Months
           Ended March 31, 2005 and 2004 (unaudited)..........................5
         Notes to Condensed Financial Statements..............................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............9

Item 3.  Controls and Procedures.............................................14

                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...................................................15

Item 6.  Exhibits............................................................16

Signatures...................................................................16

                          PART I--FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

MONTGOMERY REALTY GROUP, INC.

CONDENSED BALANCE SHEETS
MARCH 31, 2005, AND DECEMBER 31, 2004 (Unaudited)
---------------------------------------------------------------------------------------------------------------------

                                                                                       March 31,       December 31,
                                                                                         2005              2004
                                                                                     ------------      ------------
ASSETS

PROPERTY:
  Land                                                                               $  4,019,500      $  4,019,500
  Building                                                                              2,151,228         2,151,228
  Improvements                                                                          3,177,805         3,093,088
                                                                                     ------------      ------------
           Total                                                                        9,348,533         9,263,816

  Less accumulated depreciation                                                        (2,146,326)       (2,110,100)
                                                                                     ------------      ------------
           Property, net                                                                7,202,207         7,153,716

CASH AND CASH EQUIVALENTS                                                               2,651,254             8,837
ASSETS HELD FOR SALE - DISCONTINUED OPERATIONS                                                  -         3,631,668
TENANT RECEIVABLES                                                                              -            32,213
PREPAID EXPENSES AND OTHER ASSETS                                                         328,498           533,866
DEFERRED LOAN COSTS                                                                        57,600            44,380
DEFERRED RENT RECEIVABLE                                                                   22,913            19,887
DEFERRED TAX ASSET                                                                        164,891         1,615,268
                                                                                     ------------      ------------

TOTAL ASSETS                                                                         $ 10,427,363      $ 13,039,835
                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Notes payable                                                                      $ 10,505,078      $ 10,521,990
  Accounts payable and accrued expenses                                                    60,470            52,936
  Accrued interest                                                                          9,627            48,738
  Notes payable held for sale - discontinued operations                                         -         4,775,022
  Contingent Liability (710 Sansome)                                                       28,618                 -
  Security deposits and prepaid rent                                                       10,000            49,539
                                                                                     ------------      ------------

TOTAL LIABILITIES                                                                      10,613,793        15,448,225
                                                                                     ------------      ------------

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value; authorized 80,000,000 shares;
    issued and outstanding, 16,500,000 shares at March 31, 2005 and
    December 31, 2004                                                                      16,500            16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares; no shares issued and outstanding at March 31, 2005 and December 31, 2004
  Additional capital                                                                    1,692,742         1,692,742
  Accumulated deficit                                                                  (1,895,672)       (4,117,632)
                                                                                     ------------      ------------

TOTAL STOCKHOLDERS' DEFICIT                                                              (186,430)       (2,408,390)
                                                                                     ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 10,427,363      $ 13,039,835
                                                                                     ============      ============

See notes to the financial statements.

                                                               3

MONTGOMERY REALTY GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (Unaudited)
--------------------------------------------------------------------------------------------------------------------

                                                                                         2005               2004
REVENUES:
  Rent                                                                               $    190,678      $    226,675
  Other                                                                                     5,687               503
                                                                                     ------------      ------------
           Total revenues                                                                 196,365           227,178
                                                                                     ------------      ------------

EXPENSES:
  Real estate taxes                                                                        57,079            55,259
  Utilities                                                                                   475               467
  Repairs and maintenance                                                                   1,665             6,300
  General building                                                                              -               839
  Administration                                                                           63,687             4,885
  Insurance                                                                                 7,220             9,692
  Management fee                                                                           30,000            30,000
  Depreciation                                                                             36,226            35,125
  Amortization                                                                             14,556            19,696
  Bad Debt Expense                                                                         32,672                 -
                                                                                     ------------      ------------
           Total expenses                                                                 243,580           162,263
                                                                                     ------------      ------------

INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES AND DISCONTINUED OPERATIONS                                                (47,214)           64,914
INTEREST EXPENSE, NET                                                                    (145,209)         (135,256)
                                                                                     ------------      ------------
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                                     (192,423)          (70,342)
INCOME TAX BENEFIT                                                                        264,252            24,620
                                                                                     ------------      ------------
LOSS FROM CONTINUING OPERATIONS                                                            71,829           (45,722)

DISCONTINUED OPERATIONS:
NET GAIN/(LOSS) FROM DISCONTINUED OPERATIONS                                             (109,972)           18,984
NET GAIN ON SALE OF ASSETS                                                              4,318,332                 -
less: COST OF SALE                                                                       (343,599)                -
PROVISION FOR TAX ON SALE                                                              (1,714,629)                -
                                                                                     ------------      ------------

GAIN FROM DISCONTINUED OPERATIONS                                                       2,150,132            18,984
                                                                                     ------------      ------------

NET INCOME (LOSS)                                                                    $  2,221,960      $    (26,738)
                                                                                     ============      ============

NET GAIN (LOSS) PER COMMON SHARE, BASIC AND DILUTED                                  $      0.135      $     (0.002)
                                                                                     ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                    16,500,000        16,500,000
                                                                                     ============      ============

See notes to the financial statements.

                                                        4

MONTGOMERY REALTY GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (Unaudited)

                                                                                         2005              2004
                                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss) from continuing operations                                       $  2,331,932      $    (26,737)
Adjustments to reconcile net income (loss) to net cash provided
 (used) in operating activities:
  Depreciation and amortization                                                            50,782            74,465
  Bad debt expense                                                                         32,672                 -
  Deferred rent receivable                                                                 (3,026)           (3,926)
  Deferred taxes                                                                         (264,252)          (14,397)
Change in:
  Tenant receivable                                                                          (459)          (16,702)
  Prepaid expenses and other assets                                                       176,258            (5,523)
  Accounts payable                                                                          7,534           (17,236)
  Contingent Liability                                                                     28,618                 -
  Accrued interest                                                                        (39,111)            7,559
  Security deposits and prepaid rent                                                      (29,039)                -
                                                                                     ------------      ------------
        Net cash provided by (used in) operating activities                             2,291,909            (2,497)
                                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Improvements                                                                    (84,717)                -
                                                                                     ------------      ------------
        Net cash provided by investing activities                                         (84,717)                -
                                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                                                             151,600           100,000
  Payments of Loan Fees                                                                   (27,775)                -
  Principal Payments on Notes Payable                                                     (38,512)          (58,486)
                                                                                     ------------      ------------
         Net cash (used in) provided by financing activities                               85,312            41,514
                                                                                     ------------      ------------

CASH FLOWS FROM DISCONTINUED OPERATIONS                                                   349,913                 -

INCREASE IN CASH                                                                        2,642,417            39,017
CASH, BEGINNING OF PERIOD                                                                   8,837            71,818
                                                                                     ------------      ------------

CASH, END OF PERIOD                                                                  $  2,651,254      $    110,835
                                                                                     ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                               $    215,928      $    245,616
                                                                                     ============      ============
Cash paid for income taxes                                                           $     69,423      $     50,000
                                                                                     ============      ============

See notes to the financial statements.

                                                           5

                          MONTGOMERY REALTY GROUP, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared from Montgomery's accounting records in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such statements include all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of Montgomery's financial position and results of operations for the interim period reported upon. The interim financial statements should be read in conjunction with the Montgomery's annual report on Form 10-KSB for the year ended December 31, 2004, including the financial statements and the notes thereto.

2.       TRANSACTIONS WITH AFFILIATE

         Property management fees of $30,000 were paid to an affiliate of the majority shareholder for the three months ended March 31, 2005.

         No development fees were paid to an affiliate of the majority shareholder for the three months ended March 31, 2005, although the affiliate does retain a $10,000 retainer to be used for development and planning department fees and expenses.

3.       BASIC AND DILUTED INCOME (LOSS) PER SHARE

         Basic and diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding of 16,500,000 for the three months ended March 31, 2005 and 2004. There were no outstanding options for the three months ended March 31, 2005.

4.       GAIN ON SALE OF ORCHARD SUPPLY SHOPPING CENTER

         The purchase and sale agreement required the buyer to pay $7,950,000, a portion of which was paid by the buyer agreeing to assume the first mortgage loan on the property of $4,746,209, such that Montgomery was able to realize cash proceeds from the sale of approximately $2,760,000. The property was carried on Montgomery's books at December 31, 2004, at $3,631,668 and was appraised at $6,500,000 in the 1998 appraisal. The sale of the Orchard Supply Shopping Center closed on January 5, 2005, resulting in a gain to Montgomery of approximately $2,300,000. A detailed presentation of the gain on the Orchard Supply Shopping Center is as follows:

                  Sales Price:                                 $ 7,950,000
                  Less Brokerage Fees                             (338,500)
                  Less Closing Costs                                (4,599)
                  Less Exchange Accommodator Fee                      (500)
                                                               -----------
                  Net Sale Proceeds                              7,606,401
                  Less Basis in Property                        (3,631,668)
                                                               -----------
                  Net Gain before Tax                            3,974,733
                  Tax Provision(1)                              (1,714,629)
                                                               -----------
                  Net Gain                                     $ 2,260,104
                                                               ===========
         ---------------
         (1)  Tax Provision Computation: Net Sale Proceeds       7,606,401
                                         Tax Basis              (3,604,000)
                                                               -----------
                                         Taxable Gain            4,002,401
                                         Tax (42.84%)            1,714,629

5.       LOAN MATURITIES

         The following loans have the following maturities:

                                                                                                   Loan
                                                                                 Loan Amount    Amount as          Loan
                                                                        Loan     at March 31,  of January 31,    Extended
                Property                         Bank                Maturity        2005          2006           Through
                --------                         ----                --------    -----------   -------------     --------
         London Square Apts.            California Mortgage and     01/01/2006    $        --  $ 2,400,000      07/01/2006
                                        Realty
         Ashdale Garden Apts.           California Mortgage and     01/01/2006             --    1,300,000      07/01/2006
                                        Realty
         Glen Oaks Apartments           California Mortgage and     01/01/2006             --    2,300,000      070/1/2006
                                        Realty
         Keker & VanNest Office Bldg.   Wells Fargo Bank            01/01/2009      4,449,920    4,392,045          N/A
         Front Street Office Building   Far East National Bank      02/26/2006      2,800,000       [SOLD]      02/26/2006
         Front Street Office Building   California Mortgage and     02/01/2006        900,000       [SOLD]      08/01/2006
                                        Realty
         Eccles Project                 Far East National Bank      09/15/2005      2,203,558    2,153,336      02/15/2006(1)
         Eccles Project                 California Mortgage and     07/01/2006             --      500,000          N/A
                                        Realty
         All Properties (Line of
         Credit)                        Far East National Bank      08/25/2005        150,000           --       Paid Off
                                                                                  -----------   ----------
                                                                                  $10,503,478  $13,045,381
                                                                                  ===========  ===========

         ---------------
         (1) Pursuant to an oral agreement with the lender, the maturity date for the first mortgage loan on the Eccles Project will be extended for an additional six months.

6.       SUBSEQUENT EVENTS

         (a) On June 29, 2005, Montgomery entered into a Purchase and Sale Agreement with Dinesh Maniar for the sale of the Front Street Office Building for a purchase price of $4,700,000. Thereafter, in an Amendment to the Purchase and Sale Agreement, Mr. Maniar increased the purchase price by $150,000 to $4,850,000 so as to allow him to acquire all rights to the architectural plans and drawings prepared by Robinson, Mills & Williams. On July 27, 2005, Montgomery closed the sale of the Front Street Office Building to Mr. Maniar. Mr. Maniar (through his qualified exchange accommodator) paid the purchase price of $4,850,000 through a combination of cash and through the assumption of all obligations under both the first and second mortgage loans. Additionally, Mr. Maniar assumed all outstanding invoices relating to the Robinson, Mills & Williams architectural development contract after the payoff of Robinson, Mills & Williams by Montgomery on July 27, 2005.

                  The sale was treated by Montgomery as a "tax-free exchange" pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended. In order to qualify the transaction as a "tax-free exchange," Montgomery used the services of Mark D. Zimmerman, a California real estate broker who acted as the qualified intermediary for the exchange.

                  As part of the sale of the Orchard Supply Shopping Center, the buyer assumed the existing first mortgage loan of approximately $4,746,209 and paid cash to Mark Zimmerman of approximately $2,760,000, after closing costs and other prorations. Montgomery designated as replacement properties three apartment complexes in Austin, Texas, which were acquired in late June 2005.

                  Information respecting the three residential apartment complexes, with an aggregate of 288 units, their acquisition cost, acquisition loan amount, and respective number of units is set forth below:

                                                                                               No. of
                             Property        Purchase Price     Debt Amount       Cash Used     Units
                             --------        --------------     -----------       ---------    ------
                  London Square Apartment       $3,200,000       $2,400,000     $  800,000      118
                  Ashdale Garden Apartment       1,950,000        1,300,000        650,000       58
                  Glen Oaks Apartment            3,500,000        2,300,000      1,200,000      112
                                                ----------       ----------     ----------      ---
                             Totals             $8,650,000       $6,000,000     $2,650,000(1)   288
                                                ==========       ==========     ==========      ===

                  ---------------
                  (1) Cash used does not include closing costs, prorations, or closing credits by sellers.

         (b) In February 2006, Montgomery entered into the following written agreements with Diversified Investment and Management Corporation, or DIMC, a corporation owned by Dinesh Maniar, the majority shareholder of Montgomery: (i) a Property Management Agreement for the London Square Apartments; (ii) a Property Management Agreement for the Glen Oaks Apartments;
                  (iii) a Property Management Agreement for the Ashdale Garden Apartments; and (iv) a Development Consulting Agreement, pursuant to which DIMC will supervise and monitor the renovation and/or development of the three Texas properties for an administrative fee of 15% of the renovation expenses. These agreements are in addition to the general property management agreement between Montgomery and DIMC, which covers all of Montgomery's California properties. The new property management agreements provide for DIMC to receive a management fee of 3% of the gross rents in addition to the $20,000 monthly management fee discussed below. Except for payment of the 3% monthly management fee, these agreements were made effective as of July 7, 2005, the date on which DIMC commenced management of the Texas properties.

                  Montgomery's audit committee reviewed the agreements and determined that they were fair and in Montgomery's best interests. Montgomery's board of directors determined that Montgomery's monthly management fee was to be increased effective November 1, 2005, from the $10,000 per month previously paid to $20,000 per month to cover DIMC's increased accounting, bookkeeping, and legal costs as the same relate to the Texas apartment complexes. Additionally, the board of directors and the audit committee ratified DIMC's management activities prior to that date and authorized Montgomery to reimburse DIMC for all payroll, travel, and related expenses incurred on Montgomery's behalf. All employees at the three Texas apartment complexes are employed by DIMC and receive their salary from DIMC. Montgomery reimburses DIMC for direct payroll expenses and all other third-party costs. Additionally, Montgomery reimburses Mr. Maniar and others for their direct expenses as they relate to food, travel, and lodging in Austin, Texas, as part of management's regular trips to Austin, Texas, to supervise the day-to-day operations.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information May Prove Inaccurate

         This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "could," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend" and similar words and expressions. Statements that describe future strategic plans, goals, or objectives of Montgomery are also forward-looking statements. Montgomery intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

Basis of Presentation of Financial Information

         Montgomery accounts for its real estate assets using the historical cost method consistent with accounting principles generally accepted in the United States of America. For those real estate assets Montgomery acquired from its principal shareholder, Dinesh Maniar, in a "reverse acquisition," the historical cost as shown on the financial statements is Mr. Maniar's original purchase cost, which in some instances may be quite dated. For example, the historical cost of the Eccles Project is $539,500 dating back to 1980. The appraised value of the Eccles Project as of February 2002 was $12,370,000. The Eccles Project is the most extreme example of such a disparity between historical cost and appraised value. In addition to disparities between book value and appraised value, Montgomery's management believes that there is additional value in the properties over and above the appraised values. For example, the San Ramon Retail Center, which sold in July 2003, had an appraised value of $1,140,000 and was sold to an unrelated third party for $1,891,000 or 57% greater than the appraised value. Similarly, the sale of the Orchard Supply Shopping Center on January 5, 2005, involved a property that was previously appraised at $6,500,000, yet sold at $7,950,000, or more than 22% higher than the appraised value. While no specific figures can be given for the other real estate assets in Montgomery's current portfolio, Montgomery believes that substantial value exists in the properties, over and above both the book and appraised values, if the properties are properly operated and/or developed.

Results of Operations

         Three Months Ended March 31, 2005, and March 31, 2004

         Montgomery's net income from continuing operations increased to $71,289 for the period ended March 31, 2005, from a net loss of $45,722 for the period ended March 31, 2004, or 257%. This increase is primarily due to the combination of a write-off of bad debt in the amount of $32,627, an increase in administrative expenses of approximately $58,802, offset by a tax benefit of $264,252, for the period ended March 31, 2005.

         Montgomery's total revenues from continuing operations decreased to $196,365 at March 31, 2005, from $227,178 at March 31, 2004, or 13.6%. This is primarily due to the decrease in base rent resulting from the Keker and Van Nest arbitration. As a result of the ongoing arbitration, management has set up a rent rebate account in the amount of $376,522 by reason of the arbitrator's interim award.

         Total continuing operating expenses increased to $243,579 at March 31, 2005, from $162,263 at March 31, 2004, or 50.1%. The increase is primarily attributed to the increase in administration expenses. Legal expenses increased $25,047 in the current year as a result of the Keker and Van Nest arbitration. Accounting fees increased $30,152 due to additional work performed by Montgomery's external auditors in order to complete the filing of the Form 10-KSB for the year ended December 31, 2004. An additional increase of $32,672 was noted in bad debt expense, due to the write-off of uncollectible receivables from Dynamic Sciences and a former tenant of the Orchard Supply Shopping Center.

         Net continuing interest expense increased to $145,209 for the three months ended March 31, 2005, from $135,256 for the three months ended March 31, 2004, or 7.4 %. This increase is due primarily to the increase in the variable interest rates on the Front Street Office Building and the Eccles property.

Discontinued Operations

         Montgomery's net loss from discontinued operations from the sale of the Orchard Supply Shopping Center increased $128,956, or 679.3%, from net income of $18,984 for the three months ended March 31, 2004, to a net loss of $109,972 for the same period in 2005. The increase in net loss is primarily due to the proration of certain expenses in connection with the sale of the Orchard Supply Shopping Center sale, which occurred on January 5, 2005, while the loss from discontinued operations in 2004 reflected the regular operating losses for the full three months from this same property.

Liquidity and Capital Resources

         Montgomery has met its requirements for liquidity and capital resources as of March 31, 2005, principally through a $600,000 line of credit facility with a commercial lender made in January 2005. At March 31, 2005, the balance drawn on the line of credit was approximately $150,000. The $600,000 line of credit was repaid in full in August 2005. Since the repayment of the line of credit, Montgomery has relied upon cash received from operations and an additional working capital loan of $500,000 on the Eccles Project from a commercial lender dated February 1, 2006.

         Although Montgomery is concerned with its cash flow from operations, this is not the primary focus for Montgomery's management. Montgomery's management focuses primarily on acquiring and managing a real estate asset portfolio that will increase in value through appreciation, such that Montgomery will obtain not only liquidity, but also the substantial portion of its gain or loss from the disposition of these real estate assets. When Montgomery seeks to convert equity into cash, it may do so through refinancing its real estate assets or through a sale of such assets.

         Montgomery's liquidity consisted of cash on hand at March 31, 2005, of $2,651,254, which sum included the cash held by Montgomery's qualified exchange accommodator.

         Operating activities provided $2,291,909 net cash for the three months ended March 31, 2005, as compared with the $2,497 of cash used in operating activities for the three-month period ended March 31, 2004, an increase of 918.9%. This change is primarily the result of the sale of the Orchard Supply Shopping Center, which occurred on January 5, 2005.

         Interest and principal payments on Montgomery's various mortgages totaled $404,441 (which does not include liquidation of the notes payable for the Orchard Supply Shopping Center of $4,746,209) for the three months ended March 31, 2005, as compared to $304,102 in interest and principal payments on Montgomery's various mortgages for the same three-month period in the prior fiscal year.

Investing Activities

         Montgomery generated cash in the amount of approximately $2,750,000 from the sale of its Orchard Supply Shopping Center on January 5, 2005. The property sold for $7,950,000 and allowed Montgomery to pay off its mortgage debt of $4,746,209, brokerage commissions and related closing costs aggregating approximately $343,599, such that Montgomery netted the sum of approximately $2,750,000. These proceeds from the sale were delivered directly to Montgomery's qualified exchange accommodator for reinvestment pursuant to the tax-free exchange provisions of Section 1031 of the Internal Revenue Code of 1986. As set forth in Montgomery's Form 10-KSB for the year ended December 31, 2004, Montgomery acquired three apartment complexes in Austin, Texas, aggregating approximately $8,650,000. After the new acquisitions were complete, the exchange accommodator delivered approximately $212,000 to Montgomery, which sum was available cash not needed for the tax-free acquisitions.

         Except for the investing activities connected to the sale of the Orchard Supply Shopping Center, Montgomery used cash from its investing activities for the period ended March 31, 2005, in the amount of $84,717, which sum primarily represents architectural fees paid to a third-party architectural firm so that detailed plans and specifications for the Front Street Office Building's renovation project would be commenced. The plans and specifications were completed prior to the sale of the Front Street Office Building in July 2005. Montgomery did not use cash with respect to investing activities for the period ended March 31, 2004.

Financing Activities

         As compared to $41,514 of cash provided in financing activities for the three months ended March 31, 2004, during the three months ended March 31, 2005, Montgomery's financing activities provided $85,312 of cash due largely to the approximately $150,000 of loan proceeds from the Front Street line of credit, an increase of $50,000, or 20.4%.

         On February 1, 2006, Montgomery borrowed an additional $500,000 from a commercial lender against its Eccles Project. The purpose of the loan was to provide capital for the renovation improvements to the Texas apartment buildings.

         Additionally, at the board of directors' meeting on February 6, 2006, the board authorized additional borrowings of up to $2,000,000 to finance the renovation work at the three Texas apartment complexes and to provide working capital to Montgomery.

Capital Requirements

         Although Montgomery does not have net cash flow from its current activities, it believes it has the ability to obtain short-term loans from both commercial lenders and related parties. Additionally, Montgomery may refinance existing assets to convert equity to cash and sell or exchange its real estate assets to realize the benefit of its strong equity position to continue to operate on a long-term basis, so as to provide sufficient cash to cover activities other than new acquisitions or developments.

         Montgomery's principal methods for obtaining acquisition and development capital come from either additional financing activities or the sale or exchange of existing real estate assets to realize a cash or trade value from the equity generated by appreciation of real estate assets. Absent additional capital from financing activities or the sale or exchange of real estate assets, Montgomery may not have sufficient cash flow to fund expansions or acquisitions.

Equity in Real Estate

         Based upon independent appraisals performed between September 1998 and December 2005, Montgomery's properties had a combined value of approximately $28,230,000 at January 31, 2006, as compared to the historical cost, net of depreciation, of approximately $10,920,000, at which such properties are reported in Montgomery's financial statements as of January 31, 2006. The related indebtedness secured by such properties totaled approximately $12,875,000 as of January 31, 2006, such that Montgomery has equity of approximately $15,355,000 in its real estate assets as of January 31, 2006. This is the greatest equity position that Montgomery has attained since its capitalization in 1999.

         The three Texas apartment complexes are all net cash users as of the date of this report, as is the Eccles Project. However, the three Texas apartment complexes are currently undergoing renovation and will likely be net cash producers by the summer of 2006.

         In the meantime, Montgomery has sufficient equity in its properties to complete the renovation work and return Montgomery to a position cash flow position.

         Montgomery's real estate assets are a valuable source of equity and the difference between their historical cost and fair market value as of January 31, 2006, is shown as follows:

         Assets:                         Historical Cost (Net)   Fair Market Values(1)
         -------                         ---------------------   ---------------------
         Keker & Van Nest Building          $ 1,980,596             $ 6,750,000
         Eccles Project                         539,500              12,370,000
         London Square Apartments             3,200,000               3,300,000
         Glen Oaks Apartments                 3,310,743(2)            3,720,000
         Ashdale Garden Apartments            1,889,741(2)            2,090,000
                                           -----------------       ------------
                  Total                     $10,920,580             $28,230,000

---------------
(1) Based upon independent, third-party appraisals.
(2) Historical cost does not include closing costs attributable to the property.

         Montgomery believes that although diversification has assisted Montgomery to maintain a strong position in the real estate industry, future expansion of the company may require that Montgomery begin to shift its real estate portfolio into a single product line, specifically apartment complexes. Montgomery believes that apartment complexes are less subject to fluctuations in the real estate rental market and offer the most favorable commercial lending rates. Additionally, such specialization will allow Montgomery to develop an identity as a real estate asset company that specializes in a particular type of product, making Montgomery's ability to raise capital through stock and debt more realistic to the institutional market.

Eccles Project Area

         In October 2005, the board of directors determined that Montgomery should actively market the Eccles Project and Montgomery obtained the services of Robert J. Sullivan of CB Richard Ellis to market the Eccles Project under an oral agreement. On February 14, 2006, a written commission agreement was entered into memorializing the oral agreement.

         The Eccles Project consists of approximately 7.4 acres of unimproved land located at Eccles Avenue and Gull Road in South San Francisco, California. This area, known as the Oyster Point Office Park, is the major development area in South San Francisco, California. The Oyster Point Office Park is strategically located between downtown San Francisco and the San Francisco International Airport, and is an active office and biotechnical development area. The Eccles Project is accessed from the Oyster Point exit of Highway 101, leading to Oyster Point Boulevard, a four-lane road. Several new office buildings were created from 2000 through 2004, totaling approximately 500,000 square feet, with another 1,000,000 square feet of space being built or scheduled to be built during the next few years. The Eccles land is the last large undeveloped site in the South San Francisco area and is situated such that any office building or other structure built on this site will command a panoramic view of the San Francisco Bay, including Oakland and downtown San Francisco.

         Montgomery believes that it has reached an agreement in principle to sell the Eccles Project, but no definitive agreement has yet been executed.

Agreements with DIMC

         In February 2006, Montgomery entered into the following agreements with Diversified Investment and Management Corporation, or DIMC, a corporation owned by Dinesh Maniar, the majority shareholder of Montgomery: (i) a Property Management Agreement for the London Square Apartments; (ii) a Property Management Agreement for the Glen Oaks Apartments; (iii) a Property Management Agreement for the Ashdale Garden Apartments; and (iv) a Development Consulting Agreement, pursuant to which DIMC will supervise and monitor the renovation and/or development of the three Texas properties for an administrative fee of 15% of the renovation expenses. These agreements are in addition to the general property management agreement between Montgomery and DIMC, which covers all of Montgomery's California properties, and the property management agreements provide for DIMC to receive a management fee of 3% of the gross rents in addition to the monthly management fee discussed below. These agreements were made effective as of July 7, 2005, the date on which DIMC commenced management of the Texas properties.

         Montgomery's audit committee reviewed the agreements and determined that they were fair and in Montgomery's best interests. Montgomery's board of directors determined that Montgomery's monthly management fee was to be increased effective November 1, 2005, from the $10,000 per month previously paid to $20,000 per month to cover DIMC's increased accounting, bookkeeping, and legal costs as the same relate to the Texas apartment complexes. All employees at the three Texas apartment complexes are employed by DIMC and receive their salary from DIMC. Montgomery reimburses DIMC for direct payroll expenses. Additionally, Montgomery reimburses Mr. Maniar and others for their direct expenses as they relate to food, travel, and lodging in Austin, Texas, as part of management's regular trips to Austin, Texas, to supervise the day-to-day operations.

         Additionally, under the development agreement between Montgomery and DIMC concerning the renovation of Montgomery's Texas apartment complexes, Montgomery has authorized DIMC to proceed with the renovation activities at the London Square Apartments. Total renovation costs are estimated to be approximately $950,000 for the London Square Apartments. Following the renovation, the London Square Apartments will be a first-class apartment complex, fully modernized, and equipped so as maximize rental income. As of February 27, 2006, Montgomery has advanced DIMC $80,000 to permit it to retain contractors and material suppliers.

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

         Within the 90-day period prior to the date of this report, Montgomery evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, Montgomery's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were ineffective in the following respects.

         Montgomery was unprepared to present the required disclosure in this quarterly report on Form 10-QSB on the date the report was required to be filed (including the five-day extension available pursuant to Rule 12b-25) in a timely manner because as of that date, Montgomery had been unable to file its annual report on Form 10-KSB for the fiscal year ended December 31, 2004. Based on this experience, Montgomery's management has evaluated the resources it and DIMC commit to its disclosure preparation, with a goal of addressing the deficiencies raised by its former independent registered public accounting firm and expanding those resources as necessary to make its disclosure controls and procedures effective. DIMC has now employed a new member of its professional accounting staff who is expected to devote a substantial portion of her time to serving as Montgomery's Chief Financial Officer. Montgomery has also retained a new independent registered public accounting firm to act as its auditor.

         Other than as described above, there have been no significant changes in Montgomery's internal controls or in other factors that could significantly affect internal controls subsequent to the date that it carried out its evaluation and there were no corrective actions regarding significant deficiencies or material weaknesses.

                           PART II. OTHER INFORMATION


                            ITEM 1. LEGAL PROCEEDINGS

         Montgomery is not a party to, and its properties are not the subject of, any material pending legal proceedings and no material legal proceedings have been threatened by Montgomery or, to the best of its knowledge, against it, except the legal proceeding regarding the lease renewal at the Keker & Van Nest Office Building.

         The existing tenant, Keker & Van Nest, LLP, is a prominent litigation law firm in San Francisco, California. A dispute has arisen between Keker & Van Nest and Montgomery regarding whether or not Keker & Van Nest has rights in the original lease to an option period running from December 1, 2004, to November 30, 2009. Montgomery contends that Keker & Van Nest is a month-to-month tenant paying the sum of $59,190 per month.

         Keker & Van Nest commenced an arbitration proceeding with the American Arbitration Association (the "AAA") to determine whether or not it was the tenant and the "fair market rent" for the option period. On November 29, 2005, Montgomery commenced a legal proceeding against Keker & Van Nest for declaratory relief, among other things, to declare that Keker & Van Nest is a month-to-month tenant with no rights to an option as if it were the original tenant.

         Although Montgomery has contested the jurisdiction of the AAA, the AAA determined that Keker & Van Nest was the tenant under the lease and an arbitration hearing was held in December 2005 at which the parties presented evidence as to the fair market rent for the option period. Montgomery proceeded with the arbitration under protest.

         On January 19, 2006, the third-party arbitrator rendered his decision, which was identified as an interim decision pending the arbitrator's decision on Keker & Van Nest's claim for attorney's fees. The arbitrator determined that the fair market rent consisted of two factors: (a) a reduction of the building leasable area and a reduction in the market rent. The arbitrator determined that rather than the gross building area as specified in the lease, a "fair market rent" analysis would only consist of the net rentable square feet. That is, a lease of 18,342 square feet as opposed to 22,300 square feet. The arbitrator also determined that rather than the rate the tenant was paying, which was $31.85 per square foot, the "fair market rent" would be $21.50 per square foot. Accordingly, rather than annual rent of $710,280 as currently paid, Keker & Van Nest (as the sole tenant) will only be required to pay approximately $338,400 per year, a difference of $321,876 per year, or 45.4% decrease in rent. The arbitrator also determined that Keker & Van Nest will be allowed a rent offset for the next 11 months. Montgomery intends to vigorously pursue litigation of this matter.

                                ITEM 6. EXHIBITS

         The following exhibits are included as part of this report at the location indicated:

   Exhibit
   Number*                 Title of Document                       Location
-------------- --------------------------------------------------- -------------

   Item 31     Rule 13a-14(a)/15d-14(a) Certifications
--------------------------------------------------------------------------------
    31.01      Certification of Chief Executive Officer Pursuant     This filing
               to Rule 13a-14

    31.02      Certification of Chief Financial Officer Pursuant     This filing
               to Rule 13a-14

   Item 32     Section 1350 Certifications
--------------------------------------------------------------------------------
    32.01      Certification of Chief Executive Officer Pursuant     This filing
               to 18 U.S.C. Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

    32.02      Certification of Chief Financial Officer Pursuant     This filing
               to 18 U.S.C. Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002
------------------------
* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit, but no longer required.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MONTGOMERY REALTY GROUP, INC.
                                                 (Registrant)


Date: February 28, 2006                          By:  /s/ Dinesh Maniar
                                                    ----------------------------
                                                    Dinesh Maniar, President
                                                    Principal Executive Officer


Date: February 28, 2006                          By: /s/ Marianne Duhaterova
                                                    ----------------------------
                                                    Marianne Duhaterova,
                                                    Principal Financial Officer