Form 10QSB
period 2005-06-30
MONTGOMERY REALTY GROUP INC
filed 2006-05-04
CIK 1050835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                                       N/A
              ----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 2, 2006, issuer had 16,500,000 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          MONTGOMERY REALTY GROUP, INC.


                              INDEX TO FORM 10-QSB


                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of June 30, 2005, and December 31, 2004...3 Condensed Statements of Operations for the Three Months
              Ended June 30, 2005 and 2004 (unaudited).........................4
         Condensed Statements of Operations for the Six Months
              Ended June 30, 2005 and 2004 (unaudited).........................5
         Condensed Statements of Cash Flows for the Six Months
              Ended June 30, 2005 and 2004 (unaudited).........................6
         Notes to Condensed Financial Statements...............................7

Item 2.  Management's Discussion and Analysis or Plan of Operation.............9

Item 3.  Controls and Procedures..............................................17

                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings....................................................18

Item 6.  Exhibits.............................................................19

Signatures....................................................................19

                          PART I--FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

MONTGOMERY REALTY GROUP, INC.

CONDENSED BALANCE SHEETS
JUNE 30, 2005, AND DECEMBER 31, 2004
--------------------------------------------------------------------------------------------------------------------------

                                                                                           June 30,        December 31,
                                                                                             2005              2004
                                                                                         ------------      ------------
ASSETS

PROPERTY:
  Land                                                                                   $  3,589,757      $  4,019,500
  Building                                                                                  7,117,267         2,151,228
  Improvements                                                                              3,093,088         3,093,088
                                                                                         ------------      ------------
           Total                                                                           13,800,112         9,263,816

  Less accumulated depreciation                                                            (2,110,630)       (2,110,100)
                                                                                         ------------      ------------
           Property, net                                                                   11,689,482         7,153,716

CASH AND CASH EQUIVALENTS                                                                     160,005             8,837
ASSETS HELD FOR SALE - DISCONTINUED OPERATIONS (OSH)                                                -         3,631,668
ASSETS HELD FOR SALE - DISCONTINUED OPERATIONS (FRONT ST)                                   4,626,313                 -
TENANT RECEIVABLES                                                                                  -            32,213
PREPAID EXPENSES AND OTHER ASSETS                                                             132,586           533,866
DEFERRED LOAN COSTS                                                                           202,771            44,380
DEFERRED RENT RECEIVABLE                                                                            -            19,887
DEFERRED TAX ASSET                                                                            266,130         1,615,268
                                                                                         ------------      ------------

TOTAL ASSETS                                                                             $ 17,077,287      $ 13,039,835
                                                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Notes payable                                                                          $ 12,619,935      $  6,821,990
  Accounts payable and accrued expenses                                                       183,874            52,936
  Accrued interest                                                                              9,650            48,738
  Notes payable held for sale - discontinued operations (OSH)                                       -         4,775,022
  Notes payable held for sale - discontinued operations (FRONT ST)                          4,111,600         3,720,500
  Contingent Liability (710 Sansome)                                                           50,081                 -
  Security deposits and prepaid rent                                                                -            29,039
  Other Liabilities                                                                           373,822                 -
                                                                                         ------------      ------------

TOTAL LIABILITIES                                                                          17,348,962        15,448,225
                                                                                         ------------      ------------

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value; authorized 80,000,000 shares; issued and outstanding, 16,500,000 shares at June 30, 2005 and
    December 31, 2004                                                                          16,500            16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares; no shares issued and outstanding at June 30, 2005 and December 31, 2004
  Additional capital                                                                        1,692,742         1,692,742
  Accumulated deficit                                                                      (1,980,917)       (4,117,632)
                                                                                         ------------      ------------

TOTAL STOCKHOLDERS' DEFICIT                                                                  (271,675)       (2,408,390)
                                                                                         ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 17,077,287      $ 13,039,835
                                                                                         ============      ============

See notes to the condensed financial statements.

                                                               3

MONTGOMERY REALTY GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                              2005              2004
                                                                                          -----------       -----------
REVENUES:
  Rent                                                                                    $   215,469       $   177,364
  Other                                                                                           537                30
                                                                                          -----------       -----------
           Total revenues                                                                     216,006           177,394
                                                                                          -----------       -----------

EXPENSES:
  Real estate taxes                                                                            45,618            32,938
  Utilities                                                                                        68                68
  Repairs and maintenance                                                                       2,580             3,226
  General building                                                                                343               917
  Administration                                                                               96,926             4,354
  Insurance                                                                                     5,247             3,025
  Management fee                                                                               14,903             1,295
  Depreciation                                                                                 26,032            26,031
  Amortization                                                                                  4,563            14,929
                                                                                          -----------       -----------
           Total expenses                                                                     196,280            86,783
                                                                                          -----------       -----------

INCOME/(LOSS) BEFORE INTEREST EXPENSE,
  INCOME TAXES AND DISCONTINUED OPERATIONS                                                     19,726            90,611
INTEREST EXPENSE, NET                                                                        (132,211)         (110,994)
                                                                                          -----------       -----------
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                                         (112,485)          (20,383)
INCOME TAX BENEFIT                                                                             70,445             6,520
                                                                                          -----------       -----------
LOSS FROM CONTINUING OPERATIONS                                                               (42,040)          (13,863)

LOSS FROM DISCONTINUED OPERATIONS                                                             (43,204)          (15,854)


NET LOSS                                                                                  $   (85,244)      $   (29,717)
                                                                                          ===========       ===========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                              $    (0.005)      $    (0.002)
                                                                                          ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                        16,500,000        16,500,000
                                                                                          ===========       ===========

See notes to the condensed financial statements.

                                                               4

MONTGOMERY REALTY GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                             2005               2004
                                                                                          -----------       -----------
REVENUES:
  Rent                                                                                    $   360,068       $   354,888
  Other                                                                                         6,224               533
                                                                                          -----------       -----------
           Total revenues                                                                     366,292           355,421
                                                                                          -----------       -----------

EXPENSES:
  Real estate taxes                                                                            90,949            88,196
  Utilities                                                                                       135               135
  Repairs and maintenance                                                                       4,000             9,447
  General building                                                                                343             1,756
  Administration                                                                              144,484             8,131
  Insurance                                                                                    11,467             3,797
  Management fee                                                                               29,806            24,490
  Depreciation                                                                                 52,062            52,062
  Amortization                                                                                  9,128            29,858
  Bad debt expense                                                                             26,295                 -
                                                                                          -----------       -----------
           Total expenses                                                                     368,669           217,872
                                                                                          -----------       -----------

INCOME / (LOSS) BEFORE INTEREST EXPENSE,
  INCOME TAXES AND DISCONTINUED OPERATIONS                                                     (2,377)          137,549

INTEREST EXPENSE, NET                                                                        (241,231)         (222,373)
                                                                                          -----------       -----------

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                                         (243,608)          (84,824)

INCOME TAX BENEFIT                                                                            334,698            28,956
                                                                                          -----------       -----------

INCOME/(LOSS) FROM CONTINUING OPERATIONS                                                       91,090           (55,868)

LOSS FROM DISCONTINUED OPERATIONS                                                            (214,479)             (586)

DISCONTINUED OPERATIONS:
NET GAIN ON SALE OF ASSETS                                                                  4,318,332                 -
less: COST OF SALE                                                                           (343,599)                -
      PROVISION FOR TAX ON SALE                                                            (1,714,629)                -
                                                                                          -----------       -----------

NET INCOME/(LOSS)                                                                         $ 2,136,715       $   (56,454)
                                                                                          ===========       ===========

NET INCOME/(LOSS) PER COMMON SHARE,
BASIC AND DILUTED                                                                         $     0.129       $    (0.003)
                                                                                          ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                        16,500,000        16,500,000
                                                                                          ===========       ===========

See notes to the condensed financial statements.

                                                               5

MONTGOMERY REALTY GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (Unaudited)
---------------------------------------------------------------------------------------------------------------------------

                                                                                              2005              2004
                                                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from operations                                                       $ 2,136,715       $   (56,454)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Bad debt expense                                                                         32,672                 -
      Depreciation and amortization                                                            71,180           148,930
      Deferred rent receivable                                                                      -            (7,252)
      Deferred taxes                                                                        1,349,138           (30,399)
      Contingent liability                                                                     50,081                 -
      Gain on sale of discontinued operations                                              (3,974,733)                -
    Change in:
      Tenant receivable                                                                          (459)           (1,449)
      Prepaid expenses and other assets                                                        20,161           (92,027)
      Accounts payable                                                                        475,368           (28,363)
      Accrued interest                                                                        (39,088)            8,200
      Security deposits and prepaid rent                                                          354                 -
                                                                                          -----------       -----------
          Net cash provided by (used in) operating activities                                 121,389           (58,814)
                                                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property acquisition                                                                     (8,830,055)                -
  Proceed from sale of assets held for sale                                                 2,748,802                 -
                                                                                          -----------       -----------
      Net cash used in investing activities                                                (6,081,253)                -
                                                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                                                               6,421,600           150,000
  Principal repayments on notes payable                                                      (120,869)         (115,789)
  Payment of loan fees                                                                       (189,699)                -
                                                                                          -----------       -----------
      Net cash provided by by financing activities                                          6,111,032            34,211
                                                                                          -----------       -----------

INCREASE/(DECREASE) IN CASH                                                                   151,168           (24,603)
CASH, BEGINNING OF PERIOD                                                                       8,837            71,818
                                                                                          -----------       -----------

CASH, END OF PERIOD                                                                       $   160,005       $    47,215
                                                                                          ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
  Cash paid for interest                                                                  $   200,095       $   499,513
                                                                                          ===========       ===========
  Cash paid for income taxes                                                              $    69,423       $    50,000
                                                                                          ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Liabilities assumed by purchaser on sale of assets                                      $ 4,859,709       $         -
                                                                                          ===========       ===========

See notes to the condensed financial statements.

                                                               6

                          MONTGOMERY REALTY GROUP, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared from Montgomery's accounting records in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements include all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of Montgomery's financial position and results of operations for the interim period reported upon. The interim financial statements should be read in conjunction with Montgomery's annual report on Form 10-KSB for the year ended December 31, 2004, including the financial statements and the notes thereto.

2.       TRANSACTIONS WITH AFFILIATE

         Property management fees of $60,000 were paid to an affiliate of the majority shareholder for the six months ended June 30, 2005.

         No development fees were paid to an affiliate of the majority shareholder for the six months ended June 30, 2005, although the affiliate did retain a $10,000 refundable deposit to be used for development and renovation costs and expenses.

3.       BASIC AND DILUTED INCOME (LOSS) PER SHARE

         Basic and diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding of 16,500,000 for the six months ended June 30, 2005 and 2004. There were no outstanding options for the six months ended June 30, 2005.

4.       LOAN MATURITIES

         The following loans have the following maturities:

                                                                                                      Loan
                                                                                     Loan Amount   Amount as of   Loan
                                                                          Loan       at June 30,    March 31,     Extended
                   Property                       Bank                  Maturity         2005          2006       Through
                   --------                       ----                  --------     -----------   ------------   --------
         London Square Apts.            California Mortgage and        01/01/2006    $ 2,400,000   $ 2,400,000  07/01/2006
                                        Realty
         Ashdale Gardens Apts.          California Mortgage and        01/01/2006      1,300,000     1,300,000  07/01/2006
                                        Realty
         Glen Oaks Apartments           California Mortgage and        01/01/2006      2,300,000     2,300,000  07/01/2006
                                        Realty
         Keker & Van Nest Office Bldg.  Wells Fargo Bank               01/01/2009      4,433,043     4,378,271     N/A
         Front Street Office Building   Far East National Bank         02/26/2006      2,800,000        [SOLD]  02/26/2006
         Front Street Office Building   California Mortgage and        02/01/2006        900,000        [SOLD]  08/01/2006
                                        Realty
         Eccles Project                 Far East National Bank         09/15/2005      2,186,891     2,142,458  02/15/2006(1)
         Eccles Project                 California Mortgage and        07/01/2006             --     1,200,000     N/A
                                        Realty
         All Properties (Line of        Far East National Bank         08/25/2005        401,600(2)         --    Repaid
         Credit)                                                                     -----------   -----------
                                                                                     $16,721,534   $13,720,729
                                                                                     ===========   ===========

         ---------------
         (1) Pursuant to an oral agreement with the lender, the maturity date for the first mortgage loan on the Eccles Project will be extended for an additional six months.
         (2)  The Line of Credit was repaid in full on August 25, 2005.

5.       SUBSEQUENT EVENTS

         (a) On June 29, 2005, Montgomery entered into a Purchase and Sale Agreement with Dinesh Maniar for the sale of the Front Street Office Building for a purchase price of $4,700,000. Thereafter, in an Amendment to the Purchase and Sale Agreement, Mr. Maniar increased the purchase price by $150,000 to $4,850,000 so as to allow him to acquire all rights to the architectural plans and drawings prepared by Robinson, Mills & Williams ("RMW"). On July 27, 2005, Montgomery closed the sale of the Front Street Office Building to Mr. Maniar. Mr. Maniar (through his qualified exchange accommodator) paid the purchase price of $4,850,000 through a combination of cash and the assumption of all obligations under both the first and second mortgage loans. Additionally, Mr. Maniar assumed all outstanding invoices relating to the RMW architectural development contract after payment by Montgomery of approximately $150,000 to RMW at the closing on July 27, 2005.

                  The sale was treated by Montgomery as a "tax-free exchange" pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended. In order to qualify the transaction as a "tax-free exchange," Montgomery used the services of Mark D. Zimmerman, a California real estate broker who acted as the qualified intermediary for the exchange.

                  As part of the sale of the Orchard Supply Shopping Center on January 5, 2005, the buyer assumed the existing first mortgage loan of approximately $4,746,209 and paid cash to Mark Zimmerman of approximately $2,750,000, after closing costs and other prorations. Montgomery designated as replacement properties three apartment complexes in Austin, Texas (the "Texas properties"), which were acquired in late June 2005.

                  Information respecting the Texas properties is set forth below:

                             Property               Purchase Price     Debt Amount       Cash Used     No. of Units
                             --------               --------------     -----------       ---------     ------------
                  London Square Apartment                $3,200,000       $2,400,000     $  800,000         118
                  Ashdale Garden Apartment                1,950,000        1,300,000        650,000          58
                  Glen Oaks Apartment                     3,500,000        2,300,000      1,200,000         112
                                                        -----------      -----------    --------------      ---
                                           Totals        $8,650,000       $6,000,000     $2,650,000(1)      288
                                                         ==========       ==========     =============      ===

                  ---------------
                  (1) Cash used does not include closing costs, prorations, or closing credits by sellers.

         (b) In February 2006, Montgomery entered into the following written agreements with Diversified Investment and Management Corporation, or DIMC, a corporation owned by Dinesh Maniar, the majority shareholder of Montgomery: (i) a Property Management Agreement for the London Square Apartments; (ii) a Property Management Agreement for the Glen Oaks Apartments;
                  (iii) a Property Management Agreement for the Ashdale Garden Apartments; and (iv) a Development Consulting Agreement, pursuant to which DIMC will supervise and monitor the renovation and/or development of the three Texas properties for an administrative fee of 15% of the renovation expenses. These agreements are in addition to the general property management agreement between Montgomery and DIMC, which covers all of Montgomery's California properties. The new property management agreements provide for DIMC to receive a management fee of 3% of the gross rents in addition to the $20,000 monthly management fee discussed below. Except for payment of the 3% monthly management fee, these agreements were made effective as of July 7, 2005, the date on which DIMC commenced management of the Texas properties, so as to recognize the board approved oral operating agreements with DIMC, which were later reduced to writing.

                  Montgomery's audit committee reviewed the agreements and determined that they were fair and in Montgomery's best interests. Montgomery's board of directors determined that Montgomery's monthly management fee was to be increased effective November 1, 2005, from the $10,000 per month previously paid to $20,000 per month to cover DIMC's increased accounting, bookkeeping, and legal costs as the same relate to the Texas properties. Additionally, the board of directors and the audit committee ratified DIMC's management activities prior to that date and authorized Montgomery to reimburse DIMC for all payrolls, travel, and related expenses incurred on Montgomery's behalf. All employees at the Texas properties are employed by DIMC and receive their salary from DIMC. Montgomery reimburses DIMC for direct payroll expenses and all other third-party costs. Additionally, Montgomery reimburses Mr. Maniar and others for their direct expenses as they relate to food, travel, and lodging in Austin, Texas, as part of management's regular trips to Austin, Texas, to supervise the day-to-day operations.

6.       CONTINGENT LIABILITY DISCLOSURE

         In the Keker & Van Nest lease dispute, the American Arbitration Association arbitrator has rendered a final award that calls for Montgomery to either repay or grant rent offsets (i.e. a "no rent" period of approximately 1-1/2 years) in the amount of $429,168. Although the amount of this contingent liability is fixed, Montgomery does not believe that it is probable that it will be called upon to pay said sum. Keker & Van Nest is seeking to affirm the arbitration award; however, Montgomery has instituted legal proceedings against Keker & Van Nest seeking to not only vacate the arbitration award, but to affirmatively declare that Keker & Van Nest, LLP, a California limited liability partnership, is not the original tenant under the lease and therefore was not entitled to exercise the second option period. Consequently, Montgomery's management does not believe that this contingent liability represents both a readily ascertainable amount and that it is probable that it will be affirmed without modification.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information May Prove Inaccurate

         This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "could," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions. Statements that describe future strategic plans, goals, or objectives of Montgomery are also forward-looking statements. Montgomery intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

         Readers of this report are cautioned that any forward-looking statements, including those regarding Montgomery or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions are not guarantees of future performance or results of events and involve risks and uncertainties. The forward-looking information is based on present circumstances and on Montgomery's predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. The forward-looking statements included in this report are made only as of the date of this report. Montgomery is not obligated to update such forward-looking statements to reflect subsequent events or circumstances.

Basis of Presentation of Financial Information

         Montgomery accounts for its real estate assets using the historical cost method consistent with accounting principles generally accepted in the United States of America. For those real estate assets Montgomery acquired from its principal shareholder, Dinesh Maniar, in a "reverse acquisition," the historical cost as shown on the financial statements is Mr. Maniar's original purchase cost, which in some instances may be quite dated. For example, the historical cost of the Eccles Project is $539,500 dating back to 1980. The appraised value of the Eccles Project as of February 3, 2006, was $12,700,000. The Eccles Project is the most extreme example of such a disparity between historical cost and appraised value. In addition to disparities between book value and appraised value, Montgomery's management believes that there is additional value in the properties over and above the appraised values. For example, the San Ramon Retail Center, which sold in July 2003, had an appraised value of $1,140,000 and was sold to an unrelated third party for $1,891,000 or 57% greater than the appraised value. Similarly, the sale of the Orchard Supply Shopping Center on January 5, 2005, involved a property that was previously appraised at $6,500,000, yet sold at $7,950,000, or more than 22% higher than the appraised value. While no specific figures can be given for the other real estate assets in Montgomery's current portfolio, Montgomery believes that substantial value exists in the properties, over and above both the book and appraised values, if the properties are properly operated and/or developed.

Results of Operations

         Three Months Ended June 30, 2005, and June 30, 2004

         Montgomery's net loss from continuing operations increased to $42,040 for the period ended June 30, 2005, from a net loss of $13,863 for the period ended June 30, 2004, or 203.3%. This increase is due in part to an increase in legal fees arising from the Keker & Van Nest lease dispute.

         Montgomery's total continuing revenues increased to $216,006 at June 30, 2005, from $177,394 at June 30, 2004, or 21.8%. This is primarily due to the slight variation in miscellaneous and interest income between the two periods, as well as rental income received from the Texas properties, which were acquired in June 2005.

         Total continuing operating expenses increased to $196,280 for the period ended June 30, 2005, from $86,783 for the period ended June 30, 2004, or 126.1%. The increase is attributed primarily to the increase in legal fees associated with the Keker &Van Nest lease dispute.

         Net continuing interest expense increased to $132,211 for the three months ended June 30, 2005, from $110,994 for the three months ended June 30, 2004, or 19.1%. This increase is due primarily to the increase in variable interest rates for the Front Street Office Building and the Eccles property and to the acquisition of the Texas properties.

         Six Months Ended June 30, 2005, and June 30, 2004

         Montgomery's net income from continuing operations increased to $91,090 for the six months ended June 30, 2005, as compared to a net loss of $55,868 for the same period ended June 30, 2004, or 263%. The overall increase is a result of an increase in income tax benefit. These events were offset by an increase in legal expense due to the Keker & Van Nest lease dispute, as well as an increase in bad debt due to a write-off of an uncollectible receivable of $20,000.

         Montgomery's total continuing revenues increased insignificantly to $366,292 for the six months ended June 30, 2005, from $355,421 for the six months ended June 30, 2004 or 3%. This is due primarily to the slight variation in miscellaneous and interest income between the two periods, as well as rental income received from the Texas properties.

         Total continuing operating expenses increased to $368,669 for the six months ended June 30, 2005, from $217,872 for the same period ended June 30, 2004, or 69.2%. This change is primarily due to the increase in legal fees related to the Keker & Van Nest lease dispute, as well as a one-time charge related to the write-off of uncollectible debt.

         Net continuing interest expense increased to $241,231 for the six months ended June 30, 2005, from $222,373 for the six months ended June 30, 2004, or 8.5%. This increase is due primarily to the increase in variable interest rates for the Front Street Office Building and the Eccles property and to the acquisition of the Texas properties.

         Discontinued Operations

         Montgomery's net loss from discontinued operations increased to $214,479 for the six months ended June 30, 2005, as compared to $586 for the same period ended June 30, 2004, or 36,501%. The increase is due primarily to the absence of net income from the Orchard Supply Shopping Center (which was sold on January 5, 2005) during the six months ended June 30, 2005, while discontinued operations for the same period in 2004 included net operating income for the full six months from this same property.

Liquidity and Capital Resources

         Montgomery met its requirements for liquidity and capital resources as of June 30, 2005, principally through a $600,000 line of credit facility with a commercial lender made in January 2005. At June 30, 2005, the balance drawn on the line of credit was approximately $402,000. The $600,000 line of credit was repaid in full on August 25, 2005. Since the repayment of the line of credit, Montgomery has relied upon cash received from operations and an additional working capital loan of $1,200,000 on the Eccles Project from a commercial lender. The $1,200,000 of funds advanced on the Eccles Project were advanced in two increments: $500,000 being drawn February 1, 2006, and the remaining $700,000 being drawn on March 8, 2006.

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

         Montgomery had cash on hand of $160,005 at June 30, 2005, which sum included the cash held by Montgomery's qualified exchange accommodator.

         Operating activities provided $121,389 net cash for the six months ended June 30, 2005, as compared with the use of $58,814 for the same period in 2004. This increased source of cash is primarily the result of the increase in the accounts payable cycle in the six-month period ended June 30, 2005.

         Interest and principal payments on Montgomery's various mortgages totaled $292,151 for the six months ended June 30, 2005, as compared to $615,302 in interest and principal payments on Montgomery's various mortgages for the six months ended June 30, 2004.

Investing Activities

         Montgomery generated cash in the amount of approximately $2,750,000 from the sale of its Orchard Supply Shopping Center on January 5, 2005. The property sold for $7,950,000 and allowed Montgomery to discharge its mortgage debt obligation of $4,746,209 and pay brokerage commissions and related closing costs aggregating approximately $343,600, such that Montgomery netted the sum of approximately $2,750,000. These proceeds from the sale were delivered directly to Montgomery's qualified exchange accommodator for reinvestment pursuant to the tax-free exchange provisions of Section 1031 of the Internal Revenue Code of 1986.

         As part of its long-term strategy to concentrate more of its holdings into a single product line, Montgomery reinvested the cash proceeds from the sale of the Orchard Supply Shopping Center in three apartment complexes in Austin, Texas. Each of the Texas properties is located near the University of Texas, Austin, and near the downtown area of Austin. Austin apartment complexes were selling at distressed prices in the late 1990s and early 2000s but the Austin real estate market has improved recently, with apartment complexes increasing in price and rental demand increasing due to the influx of new businesses.

         Montgomery focused its investment activities on apartment complexes that needed renovation work, but were selling at prices that made such renovation economically advantageous. For example, Montgomery's average cost was approximately $30,000 per apartment unit, with renovation costs not exceeding $7,000 per unit. Consequently, after acquisition and renovation for an aggregate of $37,000 per unit, Montgomery will hold fully renovated apartment complexes in a market in which, as of March 2006, fully renovated apartment complexes sell for approximately $45,000 to $47,000 per unit.

         Montgomery now owns the following apartment complexes:

                                                                                             No. of     Appraised
       Property                          Purchase Price       Debt Amount      Cash Used      Units        Value
       --------                          --------------       -----------      ---------     ------     ---------
London Square Apartment                    $3,200,000         $2,400,000      $  800,000      118       $3,300,000
Ashdale Garden Apartment                    1,950,000          1,300,000         650,000       58        2,090,000
Glen Oaks Apartment                         3,500,000          2,300,000       1,200,000      112        3,720,000
                                           ----------         ----------      ----------      ---       ----------
                              Totals       $8,650,000         $6,000,000      $2,650,000      288       $9,110,000
                                           ==========         ==========      ==========      ===       ==========

         The foregoing values represent appraisals performed for Montgomery's lenders in 2005. Additionally, the difference of approximately $180,000 between the aggregate purchase price of $8,650,000 as shown above and the net cash used in investing activities for property acquisitions of approximately $8,830,000 is due to capital acquisitions and credits and closing costs capitalized as part of the acquisitions.

         Montgomery entered into a related-party contract with DIMC to provide construction services (see "Agreements with DIMC"). These construction services include hiring a construction superintendent to oversee the construction and renovation, together with a team of plumbers, electricians, and other personnel that are able to not only maintain the properties, but provide a labor pool so as to limit the need for outside contractors with respect to the renovation work.

         In March 2006, DIMC entered into a written construction contract with an independent third-party contractor to provide labor for the renovation of the London Square Apartments. The contract sum is $396,000. DIMC is providing the materials for the renovation project. The total labor and material costs for the renovation of the London Square Apartments are estimated at approximately $950,000. The renovation is currently being undertaken and Montgomery anticipates completion of the renovation of the London Square Apartments to occur prior to August 2006.

         Montgomery is also doing renovation work at the Glen Oaks Apartments and at the Ashdale Garden Apartments. The renovation work at the two latter apartment complexes is less extensive than the renovation work at the London Square Apartments, but it is currently estimated that labor and material costs will be approximately $1,200,000. Other than minor renovations, Montgomery intends to conduct its renovation work on a project-by-project basis, postponing any substantial renovation of these properties until completion of the London Square Apartments renovations.

         Montgomery's debt to acquire the Texas properties totaled approximately $6,000,000 and was from a non-bank commercial lender. The new debt came due on December 23, 2005, and was renewed for an additional six months until July 1, 2006. Montgomery intends to replace the non-bank debt with one or more conventional loans once the Texas properties have been renovated.

         As of June 30, 2005, following the sale of the Orchard Supply Shopping Center and the acquisition of the Texas properties, Montgomery's properties were as follows:

                                                           Building
                                                          (sq. ft.)/
                                                 Land    Residential   Constructed/      Lease        Appraised
         Property                                (acre)     Units        Renovated     Expiration      Value(1)
         --------                                ------  -----------   -----------     ----------     ---------
Keker & Van Nest Office Building                  0.14      22,300       1907/1989        2004(2)    $  6,750,000
710 Sansome Street
San Francisco, CA

Front Street Office Building(3)                   0.14      22,591         1927           2012(4)       4,420,000(5)
234 Front Street
San Francisco, CA

Eccles Project                                    7.47       N/A            N/A            N/A         12,700,000
South San Francisco, CA

London Square Apartment Complex                   5.42    118 units        1960           --(6)         3,300,000
2400 Town Lake Circle
Austin, TX

Ashdale Garden Apartment Complex                  2.1(7)   58 units        1960           --(6)         2,090,000
2450 Ashdale Drive
Austin, TX

Glen Oaks Apartment Complex                       5.5(7)  112 units        1982           --(6)         3,720,000
1007 East Rundberg Lane
Austin, TX
                                                -------                                               -----------
Total                                            20.77                                                $33,000,000
                                                =======                                               ===========

---------------
(1) Based on third-party MAI appraisals obtained between September 1998 and February 2006. MAI is a designation awarded by the Appraisal Institute to members in good standing that are experienced in the valuation and evaluation of commercial, industrial, residential and other types of properties.
(2)  Excluding renewal options. See Part I. Item 3. Legal Proceedings.
(3) Montgomery entered into an agreement to sell this property, but the transaction did not close until July 27, 2005.
(4)  Excludes renewal options.
(5) This third-party appraisal was performed in April 2005. This property was sold on July 27, 2005, for $4,850,000.
(6) Consists of residential apartments with all leases expiring in less than one year.
(7)  Land acreage is approximate pending survey.

         The Texas properties were all appraised for more than their acquisition cost, with the appraised value being $480,000 or 5.5% more than the acquisition costs, prior to current renovation work. Management believes that the ultimate value of these properties could substantially exceed both the acquisition and renovation costs.

         Except for the investing activities connected to the sale of the Orchard Supply Shopping Center, Montgomery used cash from its investing activities for the six months ended June 30, 2005, in the amount of $10,045,450, which sum primarily represents cash used for acquisition of the Texas properties. Montgomery did not use cash with respect to investing activities for the same period ended June 30, 2004.

Financing Activities

         As compared to $34,211 of cash provided in financing activities for the six months ended June 30, 2004, during the same period in 2005, Montgomery's financing activities provided $6,111,032 of cash due largely to the approximately $6 million of loan proceeds for the Texas properties, offset by approximately $310,568 of payments of loan fees and principal on the existing notes payable. Cash was also provided by borrowing approximately $402,000 on the line of credit secured by the Front Street Office Building.

         At the board of directors' meeting on February 6, 2006, the board authorized borrowings of up to $2,000,000 to finance the renovation work at the Texas properties and to provide working capital to Montgomery.

         In February 2006, Montgomery borrowed $500,000 from a commercial lender against its Eccles Project to provide capital for the renovation improvements to the Texas properties and for working capital. Montgomery borrowed an additional $700,000 for the same purpose on March 8, 2006.

         Montgomery financed approximately $6,000,000 of new debt from a non-bank commercial lender to acquire the Texas properties as follows:

                                                                                      Original
       Property                           Debt Amount       Points        Rate        Maturity
       --------                           -----------       ------        ----        --------
London Square Apartment Complex            $2,400,000         2.5         12%        12/23/2005
2400 Town Lake Circle
Austin, TX

Ashdale Garden Apartment Complex            1,300,000         2.5         12%        12/27/2005
2450 Ashdale Drive
Austin, TX

Glen Oaks Apartment Complex                 2,300,000         3.0         12%        12/27/2005
1007 East Rundberg Lane
Austin, TX
                                        ----------------
Total                                      $6,000,000
                                        ================

Each of the loans was renewed for an additional six-month period in December 2005. The loan extension fees were approximately $12,000. Montgomery anticipates that it will conclude its renovations and that the Texas properties will be eligible for conventional bank loans at more favorable interest rates, although it cannot provide any assurances that this will be the case. If necessary, the existing lender has indicated that it will again extend the maturities of the loans, which are currently scheduled for payment on July 1, 2006, although the parties have not entered into any agreement to that effect.

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

Equity in Real Estate

         Based upon independent appraisals performed between September 1998 and February 2006, Montgomery's properties had a combined value of approximately $28,560,000 at March 31, 2006, as compared to the historical cost, net of depreciation, of approximately $11,500,000 at March 31, 2006. The related indebtedness secured by such properties totaled approximately $13,021,000 as of March 31, 2006, such that Montgomery has equity of approximately $15,539,000 in its real estate assets as of March 31, 2006.

         The Texas properties are all net cash users as of the date of this report, as is the Eccles Project. However, the Texas properties are currently undergoing renovation and are expected to be net cash producers by the fall of 2006.

         In the meantime, Montgomery has sufficient equity in its properties to complete the estimated $2,150,000 required for renovation work on the Texas properties and return Montgomery to a positive cash flow position.

         Montgomery's real estate assets are a valuable source of equity and the difference between their historical cost and fair market value as of March 31, 2006, is shown as follows:

         Assets:                   Historical Cost (Net)  Fair Market Values (1)
         -------                   ---------------------  ----------------------

         Keker & Van Nest Building     $ 2,404,565            $ 6,750,000
         Eccles Project                    539,500             12,700,000
         London Square Apartments        3,165,736              3,300,000
         Glen Oaks Apartments            3,461,225              3,720,000
         Ashdale Garden Apartments       1,928,801              2,090,000
                                      ------------           ------------
                  Total                $11,499,827            $28,560,000
---------------
(1) Based upon independent, third-party appraisals.

         Montgomery believes that although diversification has assisted it in maintaining a strong position in the real estate industry, future expansion of the company may require that Montgomery shift its real estate portfolio into a single product line, specifically apartment complexes. Montgomery believes that apartment complexes are less subject to fluctuations in the real estate rental market and offer the most favorable commercial lending rates. Additionally, such specialization will allow Montgomery to develop an identity as a real estate asset company that specializes in a particular type of product, making Montgomery's ability to raise capital through stock and debt more realistic to the institutional market.

Eccles Project Area

         On March 1, 2006, Montgomery entered into a binding Purchase and Sale Agreement with Gull Avenue, LLC, a Delaware limited liability company, to sell the Eccles Project for a gross sales price of $10,500,000. The contract requires the buyer to complete or waive its due diligence investigation on or before April 17, 2006, and to close the transaction within 10 days thereafter. However, due to delays in the buyer's environmental investigation, Montgomery has agreed to extend the deadline for completion or waiver of the environmental due diligence until May 4, 2006, as memorialized in the First Amendment to the Purchase and Sale Agreement on March 29, 2006. As part of this transaction, a written brokerage agreement was executed on February 14, 2006, whereby Montgomery agreed to pay an aggregate brokerage fee of $500,000 to an unrelated third party at the close of this transaction. As of the date of this report, the buyer has not completed or waived its due diligence contingencies and has the right to terminate the contract.

         The Eccles Project consists of approximately 7.4 acres of unimproved land located at Eccles Avenue and Gull Road in South San Francisco, California. This area, known as the Oyster Point Office Park, is the major development area in South San Francisco, California. The Oyster Point Office Park is strategically located between downtown San Francisco and the San Francisco International Airport, and is an active office and biotechnical development area. The Eccles Project is accessed from the Oyster Point exit of Highway 101, leading to Oyster Point Boulevard, a four-lane road. Several new office buildings were created from 2000 through 2004, totaling approximately 500,000 square feet, with another 1,000,000 square feet of space being built or scheduled to be built during the next few years. The Eccles land is the last large, undeveloped site in the South San Francisco area and is situated such that any office building or other structure built on this site will command a panoramic view of the San Francisco Bay, including Oakland and downtown San Francisco.

Agreements with DIMC

         In February 2006, Montgomery entered into the following agreements with Diversified Investment and Management Corporation, or DIMC, a corporation owned by Dinesh Maniar, the majority shareholder of Montgomery: (i) a Property Management Agreement for the London Square Apartments; (ii) a Property Management Agreement for the Glen Oaks Apartments; (iii) a Property Management Agreement for the Ashdale Garden Apartments; and (iv) a Development Consulting Agreement, pursuant to which DIMC will supervise and monitor the renovation and/or development of the three Texas properties for an administrative fee of 15% of the renovation expenses. These agreements are in addition to the general property management agreement between Montgomery and DIMC, which covers all of Montgomery's California properties, and they provide for DIMC to receive a management fee of 3% of the gross rents in addition to the monthly management fee discussed below. These agreements were made effective as of July 7, 2005, the date on which DIMC commenced management of the Texas properties.

         Montgomery's audit committee reviewed the agreements and determined that they were fair and in Montgomery's best interests. Montgomery's board of directors determined that Montgomery's monthly management fee was to be increased effective November 1, 2005, from the $10,000 per month previously paid to $20,000 per month to cover DIMC's increased accounting, bookkeeping, and legal costs as the same relate to the Texas properties. All employees at the three Texas properties are employed by DIMC and receive their salary from DIMC. Montgomery reimburses DIMC for direct payroll expenses. Additionally, Montgomery reimburses Mr. Maniar and others for their direct expenses as they relate to food, travel, and lodging in Austin, Texas, as part of management's regular trips to Austin, Texas, to supervise the day-to-day operations.

         Additionally, under the development agreement between Montgomery and DIMC concerning the renovation of Montgomery's Texas properties, Montgomery has authorized DIMC to proceed with the renovation activities at the London Square Apartments. Total renovation costs are estimated to be approximately $950,000 for the London Square Apartments. Following the renovation, the London Square Apartments will be a first-class apartment complex, fully modernized, and equipped so as to maximize rental income. From time to time, Montgomery may provide funds to DIMC for renovation and other costs in advance of those costs being incurred by DIMC.

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

         Montgomery was unprepared to present the required disclosure in this quarterly report on Form 10-QSB on the date the report was required to be filed (including the five-day extension available pursuant to Rule 12b-25) in a timely manner because as of that date, Montgomery had been unable to file its annual report on Form 10-KSB for the fiscal year ended December 31, 2004. Based on this experience, Montgomery's management has evaluated the resources it commits to its disclosure preparation, with a goal of addressing the deficiencies raised by its former independent registered public accounting firm and expanding those resources as necessary to make its disclosure controls and procedures effective. Montgomery has now engaged a chief financial officer who is expected to devote a substantial portion of her time to complete the required accounting and related work. Montgomery has also retained a new independent registered public accounting firm to act as its auditor. Although Montgomery has taken these measures, Montgomery is not yet current in its periodic reporting and was unable to file its annual report for the fiscal year ended December 31, 2005, on Form 10-KSB on or before March 31, 2006, as required.

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

         On February 28, 2006, the third-party arbitrator rendered his final decision. The final award determined that the fair market rent consisted of two factors-a reduction of the building leasable area and a reduction in the market rent. The arbitrator determined that rather than the gross building area as specified in the lease, a "fair market rent" analysis would only consist of the net rentable square feet. That is, a lease of 18,364 square feet as opposed to 22,300 square feet. The arbitrator also determined that rather than the rate the tenant was paying, which was $31.85 per square foot, the "fair market rent" would be $21.15 per square foot. Accordingly, rather than annual rent of $710,280 as currently paid, Keker & Van Nest (as the sole tenant) will only be required to pay approximately $388,399 per year, a difference of $321,881 per year, or 45.3% decrease in rent. The arbitrator also determined that Keker & Van Nest will be allowed a rent offset for the next 11 months but denied Keker & Van Nest's motion for interest on its claim.

         Keker & Van Nest filed a motion to confirm the arbitration award, while Montgomery filed a motion to vacate the decision. A hearing on these motions was held on April 27, 2006, and the court currently has the matter under submission. Also, Montgomery's attempt to obtain discovery from several of the signatories to the lease has been temporarily blocked by Keker & Van Nest and Montgomery is seeking a court order to compel this discovery.

                                ITEM 6. EXHIBITS

         The following exhibits are included as part of this report at the location indicated:

   Exhibit
   Number*                    Title of Document                                    Location
-------------- ------------------------------------------------------------------- -------------
   Item 10     Material Contracts
----------------------------------------------------------------------------------
    10.22      Purchase and Sale Agreement and Joint Escrow Instructions between   This filing
               Montgomery Realty Group, Inc. and Gull Avenue, LLC, dated March
               1, 2006
    10.23      First Amendment to the Purchase and Sale Agreement dated            This filing
               March 28, 2006

   Item 31     Rule 13a-14(a)/15d-14(a) Certifications
----------------------------------------------------------------------------------
    31.01      Certification of Chief Executive Officer Pursuant to                This filing
               Rule 13a-14
    31.02      Certification of Chief Financial Officer Pursuant to                This filing
               Rule 13a-14

   Item 32     Section 1350 Certifications
----------------------------------------------------------------------------------
    32.01      Certification of Chief Executive Officer Pursuant to 18 U.S.C.      This filing
               Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002
    32.02      Certification of Chief Financial Officer Pursuant to                This filing
               18 U.S.C. Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002
------------------------

* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.



                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MONTGOMERY REALTY GROUP, INC.
                                                (Registrant)


Date: May 3, 2006                               By: /s/ Dinesh Maniar
                                                   ----------------------------
                                                   Dinesh Maniar, President
                                                   Principal Executive Officer


Date: May 3, 2006                               By: /s/ Marianne Duhaterova
                                                   ----------------------------
                                                   Marianne Duhaterova
                                                   Principal Financial Officer