Form 10QSB
period 2006-09-30
MONTGOMERY REALTY GROUP INC
filed 2006-10-05
CIK 1050835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2006, issuer had 16,500,000 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          MONTGOMERY REALTY GROUP, INC.


                              INDEX TO FORM 10-QSB


                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of September 30, 2005, and December 31, 2004
           (unaudited)........................................................3
         Statements of Operations for the Three Months
              Ended September 30, 2005 and 2004 (unaudited)...................4
         Statements of Operations for the Nine Months
              Ended September 30, 2005 and 2004 (unaudited)...................5
         Statements of Cash Flows for the Nine Months
              Ended September 30, 2005 and 2004 (unaudited)...................6
         Notes to Financial Statements........................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation............9

Item 3.  Controls and Procedures.............................................22

                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...................................................23

Item 6.  Exhibits............................................................23

Signatures...................................................................24

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

MONTGOMERY REALTY GROUP, INC.

BALANCE SHEETS
SEPTEMBER 30, 2005, AND DECEMBER 31, 2004
--------------------------------------------------------------------------------------------------------------------------

                                                                                           September 30,     December 31,
                                                                                               2005              2004
                                                                                            (Unaudited)
ASSETS

PROPERTY:
  Land                                                                                     $  2,700,172      $    989,500
  Building                                                                                    8,006,852         1,050,000
  Improvements                                                                                3,093,088         3,093,088
                                                                                           ------------      ------------
           Total                                                                             13,800,112         5,132,588

  Less accumulated depreciation                                                              (2,180,142)       (2,058,569)
                                                                                           ------------      ------------
           Property, net                                                                     11,619,970         3,074,019

CASH AND CASH EQUIVALENTS                                                                       637,297             8,837
ASSETS HELD FOR SALE - DISCONTINUED OPERATIONS (OSH)                                                  -         3,631,668
ASSETS HELD FOR SALE - DISCONTINUED OPERATIONS (FRONT ST)                                             -         4,463,781
TENANT RECEIVABLES                                                                               16,709            32,213
PREPAID EXPENSES AND OTHER ASSETS                                                               140,601           181,859
DEFERRED LOAN COSTS                                                                             106,864            32,190
DEFERRED RENT RECEIVABLE                                                                              -                 -
DEFERRED TAX ASSET                                                                              178,792         1,615,268
                                                                                           ------------      ------------

TOTAL ASSETS                                                                               $ 12,700,233      $ 13,039,835
                                                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Notes payable                                                                            $ 12,593,416      $  6,821,990
  Accounts payable and accrued expenses                                                         157,611            52,936
  Accrued interest                                                                               92,838            48,738
  Accrued Property Taxes                                                                        131,319                 -
  Notes payable held for sale - discontinued operations (OSH)                                         -         4,775,022
  Notes payable held for sale - discontinued operations (FRONT ST)                                    -         3,720,500
  Contingent Liability (710 Sansome)                                                             71,545                 -
  Security deposits and prepaid rent                                                             29,899            29,039
  Other Liabilities                                                                             215,616                 -
                                                                                           ------------      ------------

TOTAL LIABILITIES                                                                            13,292,244        15,448,225
                                                                                           ------------      ------------

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value; authorized 80,000,000 shares; issued and outstanding, 16,500,000 shares at September 30, 2005 and
    December 31, 2004                                                                            16,500            16,500
  Preferred stock, $0.001 par value; authorized 20,000,000 shares; no shares issued and outstanding at September 30, 2005 and December 31, 2004
  Additional capital                                                                          1,882,869         1,692,742
  Accumulated deficit                                                                        (2,491,380)       (4,117,632)
                                                                                           ------------      ------------

TOTAL STOCKHOLDERS' DEFICIT                                                                    (592,011)       (2,408,390)
                                                                                           ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $ 12,700,233      $ 13,039,835
                                                                                           ============      ============

See notes to the financial statements.

                                                               3

MONTGOMERY REALTY GROUP, INC.

STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                               2005              2004
                                                                                               ----              ----
REVENUES:
  Rent                                                                                     $    500,906      $    177,534
  Other                                                                                          27,483                 -
                                                                                           ------------      ------------
           Total revenues                                                                       528,389           177,534
                                                                                           ------------      ------------

EXPENSES:
  Real estate taxes                                                                              67,719            57,426
  Utilities                                                                                      54,858                68
  Repairs and maintenance                                                                        61,351                73
  General building                                                                                1,580             1,667
  Administration and legal                                                                       88,898             3,561
  Insurance                                                                                      23,836             1,116
  Insurance - workers compensation                                                                  535                 -
  Management fee                                                                                 36,868             1,295
  Management Fee - Third Party                                                                  105,718                 -
  Depreciation                                                                                   69,512            26,031
  Amortization                                                                                   97,646                35
                                                                                           ------------      ------------
           Total expenses                                                                       608,521            91,272
                                                                                           ------------      ------------

INCOME/(LOSS) BEFORE INTEREST EXPENSE,
  INCOME TAXES AND DISCONTINUED OPERATIONS                                                      (80,132)           86,262
INTEREST EXPENSE, NET                                                                          (303,135)         (111,700)
                                                                                           ------------      ------------

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                                           (383,267)          (25,438)
INCOME TAX BENEFIT                                                                               57,529             8,498
                                                                                           ------------      ------------
LOSS FROM CONTINUING OPERATIONS                                                                (325,738)          (16,940)

LOSS FROM DISCONTINUED OPERATIONS                                                               (22,751)           (2,339)

  PROVISION FOR TAX ON SALE OF FRONT STREET                                                    (161,944)               -
                                                                                           ------------      ------------
NET LOSS                                                                                   $   (510,433)     $    (19,279)
                                                                                           ============      ============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                               $     (0.031)     $     (0.001)
                                                                                           ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                          16,500,000        16,500,000
                                                                                           ============      ============


See notes to the financial statements.

                                                               4

MONTGOMERY REALTY GROUP, INC.

STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                                                                              2005               2004
                                                                                              ----               ----
REVENUES:
  Rent                                                                                     $    860,974      $    532,301
  Other                                                                                          33,708               533
                                                                                           ------------      ------------
           Total revenues                                                                       894,682           532,834
                                                                                           ------------      ------------

EXPENSES:
  Real estate taxes                                                                             159,013           145,622
  Utilities                                                                                      54,963               204
  Repairs and maintenance                                                                        65,462             9,599
  General building                                                                                1,923             3,343
  Administration and legal                                                                      233,381            11,692
  Insurance                                                                                      35,303             4,913
  Management fee                                                                                 65,309            25,785
  Management fee - Third Party                                                                  107,619                 -
  Depreciation                                                                                  121,575            78,093
  Amortization                                                                                  106,772            29,893
  Bad debt expense                                                                               26,295                 -
                                                                                           ------------      ------------
           Total expenses                                                                       977,615           309,144
                                                                                           ------------      ------------

INCOME / (LOSS) BEFORE INTEREST EXPENSE,
  INCOME TAXES AND DISCONTINUED OPERATIONS                                                      (82,933)          223,690

INTEREST EXPENSE, NET                                                                          (544,461)         (333,952)
                                                                                           ------------      ------------

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                                           (627,394)         (110,262)

INCOME TAX BENEFIT                                                                              392,227            37,454
                                                                                           ------------      ------------

LOSS FROM CONTINUING OPERATIONS                                                                (235,167)          (72,808)

LOSS FROM DISCONTINUED OPERATIONS                                                              (236,741)           (2,925)

DISCONTINUED OPERATIONS:
NET GAIN ON SALE OF ASSETS                                                                    4,318,332                 -
less: COST OF SALE                                                                             (343,599)                -
       PROVISION FOR TAX ON SALE                                                             (1,876,573)                -
                                                                                           ------------      ------------

NET INCOME/(LOSS)                                                                          $  1,626,252      $    (75,733)
                                                                                           ============      ============

NET INCOME/(LOSS) PER COMMON SHARE,
BASIC AND DILUTED                                                                          $      0.099      $     (0.005)
                                                                                           ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
  BASIC AND DILUTED                                                                          16,500,000        16,500,000
                                                                                           ============      ============

See notes to the financial statements.

                                                               5

MONTGOMERY REALTY GROUP, INC.
STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (Unaudited)

                                                                                       2005                  2004
                                                                                       ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operations                                                  $  1,626,252          $    (56,454)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Bad debt expense                                                                     32,672                     -
    Depreciation and amortization                                                       238,338               148,930
    Deferred rent receivable                                                                  -                (7,252)
    Deferred taxes                                                                    1,436,476               (30,399)
    Contingent liability                                                                 71,545                     -
    Gain on sale of discontinued operations                                          (3,974,733)                    -
  Change in:
    Tenant receivable                                                                   (17,168)               (1,449)
    Prepaid expenses and other assets                                                    12,148               (92,027)
    Accounts payable                                                                    320,290               (28,363)
    Accrued interest                                                                     44,100                 8,200
    Accrued Property Taxes                                                              131,319                     -
    Security deposits and prepaid rent                                                   (9,141)                    -
                                                                                   ------------          ------------
        Net cash used in operating activities                                           (87,902)              (58,814)
                                                                                   ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property acquisition                                                               (8,864,419)                    -
  Proceed from sale of assets held for sale                                           3,709,477                     -
                                                                                   ------------          ------------
        Net cash used in investing activities                                        (5,154,942)                    -
                                                                                   ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                                                         6,421,600               150,000
  Additional Paid-In Capital From Property Disposition                                  190,127                     0
  Retirement of Line of Credit                                                         (401,600)                    0
  Principal repayments on notes payable                                                (147,385)             (115,789)
  Payment of loan fees                                                                 (191,438)                    -
                                                                                   ------------          ------------
        Net cash provided by financing activities                                     5,871,304                34,211
                                                                                   ------------          ------------

INCREASE / (DECREASE) IN CASH                                                           628,460               (24,603)
CASH, BEGINNING OF PERIOD                                                                 8,837                71,818
                                                                                   ------------          ------------

CASH, END OF PERIOD                                                                $    637,297          $     47,215
                                                                                   ============          ============

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
Cash paid for interest                                                             $    644,801          $    499,513
                                                                                   ============          ============
Cash paid for income taxes                                                         $     69,423          $     50,000
                                                                                   ============          ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Liabilities assumed by purchaser on sale of assets                               $  8,586,709          $          -
                                                                                   ============          ============

See notes to the financial statements.

                                                               6

                          MONTGOMERY REALTY GROUP, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared from Montgomery's accounting records in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, the accompanying interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements include all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of Montgomery's financial position and results of operations for the interim period reported upon. The interim financial statements should be read in conjunction with Montgomery's annual report on Form 10-KSB for the year ended December 31, 2004, including the financial statements and the notes thereto.

         Montgomery's management has elected to disclose estimated figures for the periods after September 30, 2005, as part of these notes to financial statements. All financial information for periods after September 30, 2005, represents Montgomery's best estimates based on the information currently available to it. This information is subject to revision and refinement as Montgomery's management prepares its financial statements and files the periodic reports for the applicable periods.

2.       TRANSACTIONS WITH AFFILIATE

         Property management fees of $90,000 were paid to Diversified Investment & Management Corporation (DIMC), an affiliate of the majority shareholder, for the nine months ended September 30, 2005. Montgomery's real estate sales to unrelated third parties aggregated $7,950,000 for the nine months ended September 30, 2005, and commissions paid by Montgomery to an affiliate of the majority shareholder totaled $238,500 for that same period.

         Reimbursements were made from Montgomery to DIMC for all costs relating to the repair and maintenance work at the London Square Apartments, the Ashdale Garden Apartments, and the Glen Oaks Apartments (collectively the "Three Texas Apartments") for all periods subsequent to the acquisition of the Three Texas Apartments in late June 2005. DIMC is owned by Dinesh Maniar, who is the chief executive officer of Montgomery and holds approximately 97% of its issued and outstanding common stock. These reimbursements were for actual labor and material costs relating to repair and maintenance work at the Three Texas Apartments.

         For the period ended September 30, 2005, Montgomery engaged only in repair and maintenance activities at the Three Texas Apartments and did not undertake renovation activities. No development fees were paid to an affiliate of the majority shareholder with regard to any properties owned by Montgomery for the nine months ended September 30, 2005.

         During the quarter ended December 31, 2005, Montgomery elected to commence renovation activities at the Three Texas Apartments. Montgomery's management elected to commence major renovation activities at the London Square Apartments first and then proceed to other apartment complexes. Major renovation activities were commenced in the fourth quarter of 2005 at the London Square Apartments. These renovation costs, aggregating approximately $175,000 as of December 31, 2005, are capitalized to the building. Renovation, as distinct from repair and maintenance, at the Ashdale Garden Apartments and Glen Oaks Apartments did not commence until early 2006 and then, at only a minor level, with aggregate costs to date of less than $120,000 for these two complexes, as compared to the approximately $880,000 expended to date for the London Square Apartments.

         Commencing in 2006, DIMC was not only reimbursed for its actual labor and material costs to undertake the renovation work, but was also paid a development fee of 15%, which fee defers the cost of a full time onsite construction supervisor. Montgomery elected to proceed with the renovation work using DIMC to assist in shielding Montgomery from certain liabilities associated with construction activities.

         During the calendar year 2006, Montgomery paid monthly general management fees to DIMC totaling $140,000. In addition, based on construction expenditures in excess of $925,000 in 2006, DIMC received $45,000 of fees for construction management. Lastly, based upon sales of $10,500,000 in 2006, DIMC received a total commission of $315,000.

3.       BASIC AND DILUTED INCOME (LOSS) PER SHARE

         Basic and diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding of 16,500,000 for the nine months ended September 30, 2005 and 2004. There were no outstanding options for the nine months ended September 30, 2005.

4.       LOAN MATURITIES

         The following loans have the following maturities:

                                                                                                      Loan        Loan
                                                                          Loan      Loan Amount   Amount as of  Extended
                   Property                         Bank                Maturity    at 09/30/05     09/20/06     Through
                   --------                         ----                --------    -----------     --------     -------
         London Square Apts.            California Mortgage and        01/01/2006    $ 2,400,000  $ 2,400,000   12/31/2006
                                        Realty
         Ashdale Garden Apts.(1)        California Mortgage and        01/01/2006      1,300,000    1,300,000   12/31/2006
                                        Realty
         Glen Oaks Apartments           California Mortgage and        01/01/2006      2,300,000    2,300,000   12/31/2006
                                        Realty
         Keker & Van Nest Office Bldg.  Wells Fargo Bank               01/01/2009      4,416,796    4,347,649      N/A
         Eccles Project(2)              Far East National Bank         09/15/2005      2,176,620       [SOLD]      N/A
         Eccles Project                 California Mortgage and        07/01/2006             --       [SOLD]      N/A
                                        Realty                                       -----------  -----------
                                                                                     $12,593,416  $10,347,649
                                                                                     ===========  ===========

         ---------------
         (1) The Ashdale Garden Apartments are in contract as disclosed in Montgomery's current report on Form 8-K filed August 8, 2006. Montgomery anticipates that the transaction will be closed in the third quarter of 2006.
         (2) Sold on June 20, 2006.

5.       SUBSEQUENT EVENTS

         On June 30, 2006, Montgomery sold its Eccles Project for $10,500,000 to an unrelated third party. Montgomery structured the sale as a "tax-free exchange" so as to qualify under Section 1031 of the Internal Revenue Code. The debt on the Eccles Project at the time of sale was approximately $3,533,000. Montgomery paid brokerage commissions of $500,000 to CBRE and $315,000 to DIMC.

         The Eccles Project was held on Montgomery's books at approximately $539,000 and Montgomery's gain on the sale (prior to closing costs and tax provision) is approximately $9,100,000.

         Montgomery has again retained the services of Mark D. Zimmerman to act as Montgomery's qualified exchange accommodator and the net cash proceeds from the sale, in the aggregate amount of approximately $6,050,000, were paid to the exchange accommodator. Montgomery is currently in contract to acquire the retail shopping center at 1675 Willow Pass Road, Concord, California (the "Concord Plaza"), for an aggregate purchase price of $18,200,000 of which approximately $12,400,000 will be paid by Montgomery assuming the existing first mortgage loan on the property. The balance of the purchase price will be paid in cash from the exchange accommodator. The Concord Plaza consists of approximately 1.15 acres of land with Jo-Ann Superstore and Burlington Coat Factory as the two major tenants.

         On September 18, 2006, Montgomery waived all due diligence contingencies for the Concord Plaza acquisition and the seller agreed to reduce the purchase price to $18,000,000. Montgomery must still qualify for loan assumption before closing the transaction.

6.       LITIGATION SETTLEMENT

         On or about August 30, 2006, Montgomery's management elected to terminate the pending litigation with Keker & Van Nest the tenant at the Keker & Van Nest Office Building. As part of the settlement, Montgomery agreed to allow Keker & Van Nest to continue to offset its rent by the amount of the court affirmed arbitration award of approximately $482,000, which means that no rent will be paid by the tenant until August 2007. Additionally, Montgomery agreed to pay the sum of $62,500 to Keker & Van Nest as full and complete satisfaction of all attorney fee awards in its favor of tenant, which totaled approximately $125,000. Given the cost of continuing the litigation as compared to the size of the award, Montgomery elected to settle the case. A written settlement agreement is currently being finalized.


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

         Montgomery's management has elected to disclose estimated figures for the periods after September 30, 2005, as part of this filing. All financial information for periods after September 30, 2005, represents management's best estimates based on the information currently available to it. This information is subject to revision and refinement as Montgomery's management prepares its financial statements and files the periodic reports for the applicable periods.

Basis of Presentation of Financial Information

         Montgomery accounts for its real estate assets using the historical cost method consistent with accounting principles generally accepted in the United States of America. For the remaining real estate asset Montgomery acquired from its principal shareholder, Dinesh Maniar, in a "reverse acquisition," the historical cost as shown on the financial statements is Mr. Maniar's original purchase cost, which is quite dated. Montgomery believes that substantial value may exist in each of its properties, over and above both the book and appraised values, particularly if the newer properties are properly operated and/or developed.

Results of Operations

         Three Months Ended September 30, 2005, and September 30, 2004

         Montgomery's net loss from continuing operations increased to $325,738 for the three months ended September 30, 2005, from a net loss of $16,940 for the same period ended September 30, 2004, or 1,822.9%. This increase is due in part to the third-party management fees paid by Montgomery of approximately $107,000 together with the increased administrative fees arising by reason of the Keker & Van Nest lease dispute.

         Montgomery's total continuing revenues increased to $528,389 at September 30, 2005, from $177,534 at September 30, 2004, or 197.6%. This is primarily due to revenue generated from the Three Texas Apartments, which were acquired in late June 2005.

         Total continuing operating expenses increased to $608,522 for the three months ended September 30, 2005, from $91,272 for the comparable period ended September 30, 2004, or 566.7%. The increase is attributed primarily to the operating, management, and related costs associated with operation of the Three Texas Apartments, together with the legal fees associated with the Keker &Van Nest lease dispute.

         Net continuing interest expense increased to $303,135 for the three months ended September 30, 2005, from $111,700 for the three months ended September 30, 2004, or 171.4%. This increase is due primarily to the new debt associated with the Three Texas Apartments.

         Nine Months Ended September 30, 2005, and September 30, 2004

         Montgomery's net loss from continuing operations increased to $235,167 for the nine months ended September 30, 2005, as compared to a net loss of $72,809 for the same period ended September 30, 2004, or 223%. The overall increase is mainly a result of the increased operating costs associated with the Front Street Office Building, which was sold on July 27, 2005.

         Montgomery's total continuing revenues increased to $894,682 for the nine months ended September 30, 2005, from $532,834 for the nine months ended September 30, 2004, or 67.9%. This is due primarily to the additional revenue generated by the Three Texas Apartments.

         Total continuing operating expenses increased to $977,615 for the nine months ended September 30, 2005, from $309,144 for the same period ended September 30, 2004, or 216.2%. This change is primarily due to the operating, management, and related costs associated with the operation of the Three Texas Apartments, together with the legal fees related to the Keker & Van Nest lease dispute.

         Net continuing interest expense increased to $544,461 for the nine months ended September 30, 2005, from $333,952 for the nine months ended September 30, 2004, or 63%. This increase is due primarily to the interest expense on the $6,000,000 of debt associated with the Three Texas Apartments.

Property Management Activities

         When Montgomery first acquired the Three Texas Apartments in June 2005, neither Montgomery nor DIMC had offices or personnel in Texas. Montgomery's management made arrangements with Oak Creek Property Management Company (Oak Creek) to manage Montgomery's Three Texas Apartments. Oak Creek was paid the sum of approximately $107,000 for its services during the period in which it managed the properties, as shown on Montgomery's statement of operations for the period ended September 30, 2005.

         However, due to the high costs of its management services and some difficulty obtaining detailed accounting records for the properties, Montgomery's management elected to terminate Oak Creek's management and instead have an affiliate of the majority shareholder, DIMC, manage the Three Texas Apartments. With the consent of the board of directors and the audit committee on or about September 1, 2005, DIMC assumed its responsibilities on a de facto basis and without a fee. Montgomery reimbursed DIMC for its actual payroll, tax, and other expenses as the same were directly related to the onsite management of the Three Texas Apartments until a written management agreement was drafted and approved by Montgomery's audit committee and board of directors on February 6, 2006.

         Montgomery also requested that DIMC commence the renovation activities at the Three Texas Apartments, focusing primarily upon the London Square Apartments. Through September 30, 2006, renovation expenditures of approximately $995,000 have been incurred.

         With the substantial increase of DIMC's activities at the Three Texas Apartments, it was deemed appropriate to retain the services of a full-time construction manager and to have a formal, written management and development contract, which was accomplished February 6, 2006.

         Discontinued Operations

         Montgomery's net loss from discontinued operations increased to $236,741 for the nine months ended September 30, 2005, as compared to a net loss of $2,925 for the same period ended September 30, 2004. The increase is due primarily to the absence of net income from the Orchard Supply Shopping Center (which was sold on January 5, 2005) together with the increased costs of operating the Front Street Office Building.

Liquidity and Capital Resources

         Montgomery met its operational and working capital requirements for liquidity and capital resources as of September 30, 2005, principally through a $600,000 line of credit facility with a commercial lender made in January 2005 and repaid on August 25, 2005. Montgomery also obtained approximately $212,000 in cash from exchange accommodation funds not used for the acquisition of the Three Texas Apartments, which were paid over to Montgomery on or about July 7, 2005.

         In 2006 Montgomery met many of its capital improvement and working capital cash requirements by converting its equity in the Eccles Project into cash by borrowing $1,400,000 against the Eccles Project.

         Montgomery also met its renovation and working capital cash requirements by taking some of the funds from the cash proceeds of the Eccles Project sale. At its board of directors' meeting on May 26, 2006, Montgomery's board instructed management to take up to $1,400,000 of the net cash proceeds from the sale and to use them for renovation and working capital needs. Montgomery's board of directors authorized borrowings of $2,000,000 on the Eccles Project, of which $1,400,000 had been borrowed. This additional authorization permitted Montgomery's management to take an aggregate of $3,400,000 for renovation, working capital, and additional internal accounting activities to help Montgomery bring its Securities and Exchange Commission filings current. As of September 30, 2006, Montgomery had taken approximately $1,050,000 of the initial $6,050,000 of the exchange accommodator funds. Montgomery intends to use the balance of those funds, if any, for renovation and working capital cash requirements after the acquisition of Concord Plaza is completed.

         Although Montgomery is concerned with its cash flow from operations, this is not the primary focus for Montgomery's management. Montgomery's management focuses primarily on acquiring and managing a real estate asset portfolio that will increase in value through long-term appreciation, such that Montgomery will obtain not only liquidity, but also the substantial portion of its gain or loss from the disposition of these real estate assets. When Montgomery seeks to convert equity into cash, it may do so through refinancing its real estate assets or through a sale of such assets.

         Montgomery had cash on hand of $637,297 at September 30, 2005. At September 30, 2006, Montgomery had approximately $5,000,000 of cash on hand, including sums held by Montgomery's exchange accommodator.

         Operating activities used $133,963 net cash for the nine months ended September 30, 2005, as compared with $58,814 for the same period in 2004. This increased use of cash is primarily the result of the increase in tenant receivables related to the Three Texas Apartments.

         Montgomery retired its line of credit of approximately $402,000 on August 25, 2005. Additionally, Montgomery retired other non-mortgage indebtedness of approximately $30,000 prior to September 30, 2005. The balance of approximately $515,000 represents interest and principal reductions on Montgomery's amortizing mortgage debts such that Montgomery's aggregate mortgage payments totaled $952,737 for the nine months ended September 30, 2005, as compared to $1,271,009 in interest and principal payments on Montgomery's various mortgages for the nine months ended September 30, 2004. This decrease is due to the unamortized interest only mortgage loans associated with the Three Texas Apartments and the retirement of the amortized mortgage loan on the Orchard Supply Shopping Center as of January 5, 2005.

         Loan fees related to the new mortgage debt on the Three Texas Apartments totaled $181,446 for the three months ended September 30, 2005, as shown on Montgomery's balance sheet. Approximately $92,000 of these loan fees were expensed during the three-month period ended September 30, 2005, due to the short-term (six months) nature of the loans, leaving approximately $88,000 of capitalized loan fees, which will be expensed in the quarter ended December 31, 2005. Additionally, $18,864 of loan fees were paid to extend previously existing mortgage debt.

Investing Activities

         Montgomery's exchange accommodator received approximately $2,749,000 of cash from the sale of the Orchard Supply Shopping Center on January 5, 2005. The accommodator used cash in the amount of approximately $2,650,000 to complete the tax-free exchange and acquire the Three Texas Apartments as follows:

                                                                                           No. of      Appraised
              Property                  Purchase Price       Debt Amount      Cash Used     Units        Value
              --------                  --------------       -----------      ---------     -----        -----
London Square Apartment                    $3,200,000         $2,400,000      $  800,000      118       $3,300,000
Ashdale Garden Apartment                    1,950,000          1,300,000         650,000       58        2,090,000
Glen Oaks Apartment                         3,500,000          2,300,000       1,200,000      112        3,720,000
                                           ----------         ----------      ----------                ----------
                              Totals       $8,650,000         $6,000,000      $2,650,000      288       $9,110,000
                                           ==========         ==========      ==========      ===       ==========

         The foregoing values represent appraisals performed for Montgomery's lenders in 2005. The difference of approximately $180,000 between the aggregate purchase price of $8,650,000 as shown above and the actual cash used in investing activities for property acquisitions of approximately $8,830,000 is due to lender fees, closing costs, capital acquisitions, and other credits and adjustments relating to the acquisitions.

         After the acquisition of the Three Texas Apartments, Montgomery received the sum of approximately $212,000 from the exchange accommodator, which sum represented the unused portion of the cash proceeds from the sale of the Orchard Supply Shopping Center.

         The disposition of the Front Street Office Building on July 27, 2005, by Montgomery to its majority shareholder, Dinesh Maniar, generated net cash to Montgomery of $190,127. Pursuant to generally accepted accounting principles, since the transfer was to a related party, the cash received from the majority shareholder is treated as a contribution to capital and is reflected in Montgomery's Additional Paid in Capital account. However, for tax purposes, since a gain on the transfer occurred, the transaction is treated as a "sale" for federal income tax purposes and an attendant tax provision of approximately $162,000 is reflected on Montgomery statement of operations. This transfer was approved by Montgomery's board of directors.

         As a result of the tax-free exchange of the Orchards Supply Shopping Center for the Three Texas Apartments and the disposal of the Front Street Office Building to Montgomery's principal shareholder, Montgomery increased its cash from investing activities by approximately $402,000, which is the aggregate of the $212,000 received from the exchange accommodator after completion of the Orchard Supply Shopping Center exchange and the approximately $190,000 received by Montgomery from the transfer of the Front Street Office Building.

         As of September 30, 2005, following the sale of the Orchard Supply Shopping Center and the acquisition of the Three Texas Apartments, Montgomery's properties were as follows:

                                                  Building
                                                 (sq. ft.)/
                                        Land    Residential   Constructed/      Lease        Appraised
       Property                        (acre)      Units        Renovated     Expiration      Value(1)
       --------                        ------   -----------   ------------    ----------     ---------
Keker & Van Nest Office Building         0.14      22,300       1907/1989        2009(2)    $  6,750,000
710 Sansome Street
San Francisco, CA

Eccles Project                           7.47       N/A            N/A            N/A         12,700,000
South San Francisco, CA

London Square Apartment Complex          5.42    118 units        1960            --(3)        3,300,000
2400 Town Lake Circle
Austin, TX

Ashdale Garden Apartment Complex         2.1(4)   58 units        1960            --(3)        2,090,000
2450 Ashdale Drive
Austin, TX

Glen Oaks Apartment Complex              5.5(4)  112 units        1982            --(3)        3,720,000
1007 East Rundberg Lane
Austin, TX
                                                                                           ----------------
Total                                                                                        $28,560,000
                                                                                           ================

---------------
(1) Based on third-party MAI appraisals obtained between September 1998 and February 2006. MAI is a designation awarded by the Appraisal Institute to members in good standing that are experienced in the valuation and evaluation of commercial, industrial, residential, and other types of properties.
(2) Based upon the November 30, 2009, lease expiration as determined in the Keker & Van Nest lease dispute.
(3) Consists of residential apartments with all leases expiring in less than one year.
(4) Land acreage is approximate pending survey.

         With total debt at September 30, 2005, of approximately $12,593,000, Montgomery had a net worth of approximately $15,900,000 in its real estate portfolio.

         The Three Texas Apartments were all appraised for more than their acquisition cost, with the appraised value being $460,000 or 5.3% more than the acquisition costs, prior to current renovation work. Management believes that the ultimate value of these properties could substantially exceed both the acquisition and renovation costs.

         Except for the investing activities connected to the sale of the Orchard Supply Shopping Center, Montgomery used cash from its investing activities for the nine months ended September 30, 2005, in the amount of $8,864,419, which sum primarily represents cash used for acquisition of the Three Texas Apartments. Montgomery also generated cash in the amount of approximately $965,000 from the sale of the Front Street Office Building. Montgomery did not use cash with respect to investing activities for the same period ended September 30, 2004.

Investing Activities - Renovation Expenditures

         Montgomery's purchase of the Three Texas Apartments entailed substantial renovation responsibilities. The Three Texas Apartments were each purchased at an advantageous price due to the need for substantial renovation and repair at these three properties. Montgomery has been approaching this renovation in stages. Montgomery is currently undertaking major renovation of the London Square Apartments. These renovations include repair and/or replacement of roofs on the buildings comprising the apartment complex, the removal and replacement of interior walls, floors and kitchen areas, and other repairs and renovations to bring the apartment complex into a first-class condition. During this renovation phase, occupancy at the London Square Apartments is only about 50% and thus the complex is not generating maximum revenues.

         Montgomery estimates that the total cost of renovation of the London Square Apartments will be approximately $950,000, of which $396,000 is being paid to an outside contractor. The total amount expended to date is approximately $880,000 and management estimates that the renovation is about 80% complete. The balance of the renovation costs of approximately $70,000 will be incurred by DIMC under its development agreement pursuant to which DIMC is reimbursed for its labor and material costs by Montgomery and also receives a management fee of 15% of the construction costs. The management fee is intended primarily to compensate DIMC for hiring and retaining a construction manager to supervise the construction activities on a day-to-day basis. The contract with the outside contractor was signed in March 2006.

         While Montgomery is making repairs and minor renovations to the other two Texas apartments, Glen Oaks and Ashdale Gardens, these costs are relatively modest and do not currently exceed $120,000. Major renovation at the Glen Oaks Apartments, which management estimates will total approximately $250,000, is planned. However, Montgomery has elected not to renovate its Ashdale Garden Apartments but has instead elected to sell the complex in its current condition. As set forth in Montgomery's current report on Form 8-K filed August 8, 2006, Montgomery has entered into a binding contract to sell the Ashdale Garden Apartments for $2,150,000 to an unrelated third party. Said sale is expected to close prior to September 30, 2006.

         The following is an approximation of the aggregate construction costs incurred as of September 30, 2006:

                                                                           DIMC
                                       Outside         DIMC Labor        Contract       Total Paid
     Property                         Contractor      and Materials     Management        to Date       No. of Units
     --------                         ----------      -------------     ----------        -------       ------------
London Square Apartments                $ 200,000         $ 650,000       $ 30,000         $ 880,000          118
Ashdale Garden Apartments                      --            50,000          7,500            57,500           58
Glen Oaks Apartments                           --            50,000          7,500            57,500          112
                                        ---------         ---------       --------         ---------          ---
                            Totals      $ 200,000         $ 750,000       $ 45,000         $ 995,000          288
                                        =========         =========       ========         =========          ===

         The foregoing is based upon estimates of total expense and exact numbers will be supplied at the time of filing the appropriate quarterly reports. September 2006 contract payables may not be included in these estimates.

Financing Activities

         As compared to $34,211 of cash provided in financing activities for the nine months ended September 30, 2004, during the same period in 2005, Montgomery's financing activities provided $5,727,238 of cash due largely to the approximately $6,400,000 of loan proceeds for the Three Texas Apartments, offset by approximately $740,000 of payments of loan fees and principal reductions on the existing notes payable.

         At the board of directors' meeting on February 6, 2006, the board authorized borrowings of up to $2,000,000 to finance the renovation work at the Three Texas Apartments and to provide working capital to Montgomery. While undergoing renovation, the occupancy rate at the London Square Apartments has significantly decreased, diminishing revenues from this apartment complex. This reduction in revenues is temporarily increasing Montgomery's need for working capital financing. This reduction in revenue is also the rationale behind Montgomery's decision to undertake major renovation at only one apartment complex at a time.

         In February 2006, Montgomery borrowed $500,000 from a commercial lender against its Eccles Project to provide capital for the renovation improvements at the Three Texas Apartments and for working capital. Montgomery borrowed an additional $700,000 for the same purpose on March 8, 2006. Montgomery borrowed an additional $200,000 on June 7, 2006.

         To acquire the Three Texas Apartments, Montgomery financed approximately $6,000,000 of new debt from a non-bank commercial lender as follows:

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
                                     ================

Each of the loans bears interest at the rate of 12% per annum and was renewed once on January 1, 2006, and again on July 1, 2006. The maturity date on the loans for the Ashdale Garden and Glen Oaks is now December 31, 2006, while the loan on the London Square Apartments was extended to July 1, 2007. The loan extension fees paid in 2006 were approximately $270,000. Montgomery anticipates that it will conclude its renovations at the London Square Apartments by December 31, 2006 and its Glen Oaks renovations by June 30, 2007.

Once renovation is complete and a high occupancy rate is again achieved, so that a higher stabilized revenue stream is again achieved at the London Square Apartments and the Glen Oaks Apartments, these apartment complexes will be eligible for conventional bank loans at mortgage interest rates more favorable than the existing financing, although Montgomery's management cannot provide any assurances that this will ultimately be achieved.

Capital Requirements

         Although Montgomery does not currently have net cash flow from its historic activities, it believes that this situation will be reversed in 2006. Once the renovation work at the Three Texas Apartments is complete (or the sale of Ashdale completed), these properties should generate positive cash flow. Additionally, Montgomery sold its Eccles Project, which was a net cash user, on June 20, 2006, and is currently in contract to purchase a net cash producing shopping center in the San Francisco Bay Area - the Concord Plaza - no later than the end of November 2006. Thus, Montgomery's management is attempting to restructure Montgomery's portfolio so that Montgomery's properties, in the aggregate, will generate positive cash flow (especially after rent is again paid on the Keker & Van Nest Office Building in August 2007).

         However, Montgomery has the ability to conduct its business of buying and selling real estate assets despite a negative operating cash flow. Profit generated from real estate sales and through borrowings against the equity Montgomery has in its real estate assets provides Montgomery with the ability to obtain funds from both commercial lenders and related parties. Given Montgomery's high real estate equity position, Montgomery may refinance its existing assets to convert equity to cash and sell or exchange its real estate assets to provide sufficient cash to cover activities other than new acquisitions or developments.

         Montgomery's principal methods for obtaining acquisition and development capital come from either additional financing activities or through the sale or exchange of existing real estate assets to realize cash or exchange value from the equity generated by appreciation of its real estate assets. Absent additional capital from financing activities or the sale or exchange of real estate assets, Montgomery may not have sufficient cash flow to fund expansions or acquisitions.

Equity in Real Estate

         Based upon independent appraisals performed between September 1998 and February 2006, Montgomery's properties had a combined value of approximately $28,560,000 at September 30, 2005, as compared to the historical cost, net of depreciation, of approximately $11,620,000. The related indebtedness secured by such properties totaled approximately $12,593,000 as of September 30, 2005, such that Montgomery had equity of approximately $15,967,000 in its real estate assets as of September 30, 2005.

         At September 30, 2006, Montgomery had sold its Eccles Project and thus had converted its highest value asset into cash for use in acquiring a new property. Consequently, at September 30, 2006, Montgomery had approximately $15,850,000 of real estate as valued by third-party appraisers, with a mortgage debt totaling approximately $10,350,000. Therefore, equity in real estate was reduced to approximately $5,500,000. However, Montgomery also has approximately $5,000,000 of cash held by its exchange accommodator, ready for reinvestment in new property, such that cash and equity totaled approximately $10,500,000 at September 30, 2006. This reduced equity position may be offset once the current renovation work at the Three Texas Apartments is complete, since management believes that the fair market value of the renovation will exceed the costs. However, until Montgomery again reinvests said cash and the increase in the market value caused by Montgomery's renovation activities at the Three Texas Apartments is quantified by an appraiser, Montgomery's real estate equity will remain at this relatively low level.

         The Three Texas Apartments showed a loss during the period ended September 30, 2005. Although the London Square Apartments still shows a loss due to the extensive renovation work at the project, Ashdale Apartments and Glen

Oaks Apartments are both showing no significant losses, and show positive cash flow during certain months in 2006. The Eccles Project was a net cash user in 2005 and 2006 but has now been sold, with the proceeds slated for reinvestment in an income-producing shopping center.

         In the meantime, Montgomery has sufficient equity in its properties to complete the estimated $1,200,000 of renovation work on the Texas properties, fund the working capital needs of the company, and return Montgomery to a positive cash flow position once the renovation work is complete.

Financial Data for September 30, 2006:

         Montgomery's real estate assets are a valuable source of equity and the difference between their historical cost and fair market value as of September 30, 2006, is shown as follows:

         Assets:                    Historical Cost (Net)  Fair Market Values(1)
         -------                    ---------------------  ---------------------

         Keker & Van Nest Building      $2,339,487            $ 6,750,000
         London Square Apartments        2,793,099              3,300,000
         Glen Oaks Apartments            2,916,961              3,720,000
         Ashdale Garden Apartments       1,181,241              2,090,000
                                        ----------            -----------
                  Total                 $9,230,788            $15,860,000
                                        ==========            ===========
---------------
(1) Based upon independent, third-party appraisals.

The debt against said properties aggregates approximately $10,350,000 such that real estate equity is in excess of $5,500,000. Additionally, Montgomery currently has approximately over $5,000,000 of cash or cash equivalents, including funds held by Montgomery's exchange accommodator, for a total cash and equity position of approximately $10,500,000.

         The September 30, 2006, equity position of $10,500,000 is lower than the $15,960,000 equity position at September 30, 2005, a decrease of approximately 34%, due primarily to the following reasons:

                  (1) The sale of the Eccles Project in June 2006 was for a price of $2,200,000 less than the appraised value of the vacant land. This sale at a price below the appraised value accounts for over one half of the decreased equity; and

                  (2) Montgomery borrowed an aggregate of $1,400,000 against the Eccles Project so as to fund Montgomery's renovation costs and working capital needs. These 2006 borrowings were repaid from the proceeds of the Eccles Project sale, but diminished the net cash proceeds, which in turn diminished Montgomery's equity position. However, since the majority of these funds were used for the renovation expenses at the Three Texas Apartments, Montgomery's management believes that this equity loss is temporary and will be restored once the renovation is completed and new appraisals issue.

         Montgomery's equity position has also been impacted by its use of approximately $1,050,000 of funds from the exchange accommodator account, as authorized by the board of directors. Again, this use of funds diminishes Montgomery's equity position at September 30, 2006. However, management again believes that this is a temporary diminution that will be restored once Montgomery's acquisition of the Concord Plaza property is completed.

         Montgomery's sale of the Eccles Project for less than the appraised value was due to two factors: (a) the timing of the sale; and (b) the nature of vacant land appraisals. The Eccles Project was vacant land, which may at times be sold for a discounted price in order to expedite a sale, which is what Montgomery's management elected to do. Thus, Montgomery's management believes that the vacant land sale is not indicative of an overvaluation of Montgomery's other improved real estate assets. Indeed, Montgomery's management believes that by accepting a discounted price, it will be able reinvest in Concord Plaza, which as an income producing asset that will ultimately appreciate faster than vacant land such that in the long term, Montgomery's equity position will be improved.

         Further, Montgomery's management believes the ultimate value of the renovation improvements at the Three Texas Apartments once subject to third-party appraisal will exceed their cost. However, no appraisal can be performed prior to completion of the work.

         Montgomery's real estate portfolio is not yet a net cash provider, however, for the nine-month period ending September 30, 2006, Montgomery estimates that its net operating loss will be approximately the same as or lower than that for September 30, 2005. Montgomery's management does not predict a net income/loss turnaround until after the renovation of the London Square and Glen Oaks Apartments is complete and the proceeds of the Eccles Project sale are reinvested into an income-producing property.

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

Eccles Project

         On June 20, 2006, Montgomery sold the Eccles Project to Gull Avenue, LLC for a total sales price of $10,500,000. Montgomery paid brokerage commissions of $500,000 to CBRE and $315,000 to DIMC.

         The Eccles Project was held on Montgomery's books at approximately $539,000 and Montgomery's gain on the sale (prior to closing costs and tax provision) was approximately $9,100,000. The Eccles Project was appraised at $12,700,000 subject to holding the property until such time as the South San Francisco real estate market completely recovered. Montgomery's management elected not to continue holding the property, but to accept the $2,200,000, or 17% reduction from appraised value, and sell the property during this market cycle.

         The Eccles Project was vacant land and long holding periods are often required to realize the full value of such an asset. Montgomery's management agreed that a diminution of the company's equity position was warranted given that the actual buyer was offering an "all cash" transaction, which would place Montgomery in a position to acquire an income-producing asset in lieu of the vacant land that was a net cash user.

         Montgomery again retained the services of Mark D. Zimmerman to act as its qualified exchange accommodator, and the net cash proceeds from the sale, in the aggregate amount of approximately $6,050,000, were paid to the exchange accommodator.

         By employing an exchange accommodator, Montgomery intends to structure the sale as a tax-free exchange for federal income tax purposes. Montgomery has identified the Concord Plaza as one of the three prospective replacement properties.

         Montgomery's board of directors authorized it to take up to $1,400,000 of the cash proceeds from the Eccles Project sale for working capital, which amount would be taxable (although Montgomery's management believes that it has a net operating loss carry forward that would offset most, if not all, of said taxable income).

         Montgomery's management has already taken approximately $1,050,000 from the exchange accommodator's initial $6,050,000, leaving the exchange accommodator with a balance of approximately $5,000,000 at September 30, 2006.

         Montgomery is seeking to use the remaining cash and replace the debt that was on the Eccles Project with one or more replacement properties. In particular, Montgomery is focusing upon the Concord Plaza, which would allow Montgomery to reinvest its Eccles Project cash and debt in a new income-producing property valued at approximately $18,000,000. This will allow Montgomery to effect a tax-free exchange of substantially all of the sales proceeds from the Eccles Project.

Concord Plaza

         On August 14, 2006, Montgomery, through its qualified exchange accommodator Mark D. Zimmerman, entered into a binding contract to purchase from an unrelated third party the commercial retail shopping center located at 1675 Willow Pass Road, County of Contra Costa, City of Concord, California, or Concord Plaza, for the initial purchase price of $18,200,000.

         On September 18, 2006, Montgomery waived its due diligence contingencies and the seller agreed to reduce the purchase price to $18,000,000. Montgomery must still qualify for the loan assumption before the transaction can be closed.

         As part of the transaction, Montgomery will assume an existing first mortgage loan in the principal amount of approximately $12,400,000, which bears interest at a rate of 5.25% per annum. A loan assumption fee of $310,000 will be paid in connection with the loan assumption. Montgomery will pay the difference between the loan amount and the purchase price, a difference of approximately $5,600,000, using funds currently held by the exchange accommodator as well as the cash proceeds from the sale of the Ashdale Garden Apartments.

         The exchange accommodator currently has approximately $5,000,000 from the sale of the Eccles Project and another $850,000 is anticipated to be received upon the sale of the Ashdale Garden Apartments. Montgomery has timely identified the Concord Plaza as one of its designated replacement properties and is scheduled to conclude its due diligence, with a closing to occur in early November 2006.

         The Concord Plaza, which is a part of a larger shopping center, is fully leased and has two major tenants: Jo-Ann Superstore and Burlington Coat Factory. The total building area is approximately 99,148 square feet, located on approximately 1.15 acres of land.

         Montgomery has structured this acquisition to meet the requirements of
Section 1031 of the Internal Revenue Code of 1986, so that little or no federal income tax will result to Montgomery by reason of its sale of the Eccles Project and the subsequent acquisition of the Concord Plaza.

         Additionally, Montgomery has sought to replace vacant land, which was a net cash user, with a new income-producing property. Although Montgomery continues its strategic plan of specializing in apartment complexes, this transaction will take advantage of local market conditions and allow Montgomery to continue to build its total asset base.

Agreements with DIMC

         In February 2006, Montgomery entered into the following written agreements with DIMC, which is owned by Dinesh Maniar, the majority shareholder of Montgomery: (i) a Property Management Agreement for the London Square Apartments; (ii) a Property Management Agreement for the Glen Oaks Apartments;
(iii) a Property Management Agreement for the Ashdale Garden Apartments; and
(iv) a Development Consulting Agreement, pursuant to which DIMC will supervise and monitor the renovation and/or development of the Three Texas Apartments for an administrative fee of 15% of the renovation expenses. These agreements are in addition to the general property management agreement between Montgomery and DIMC, which covers all of Montgomery's California properties, and they provide for DIMC to receive a management fee of 3% of the gross rents in addition to the monthly management fee discussed below. These agreements were made effective as of July 7, 2005, the date on which DIMC commenced management of the Three Texas Apartments.

         Montgomery's audit committee reviewed the agreements and determined that they were fair and in Montgomery's best interests. Montgomery's board of directors determined that Montgomery's monthly management fee was to be increased effective November 1, 2005, from the $10,000 per month previously paid to $20,000 per month to cover DIMC's increased accounting, bookkeeping, and legal costs as the same relate to the Three Texas Apartments. All employees at the Three Texas Apartments are employed by DIMC and receive their salary from DIMC. Montgomery reimburses DIMC for direct payroll expenses. Additionally, Montgomery reimburses Mr. Maniar and others for their direct expenses as they relate to food, travel, and lodging in Austin, Texas, as part of management's regular trips to Austin, Texas, to supervise the day-to-day operations.

         Additionally, under the development agreement between Montgomery and DIMC concerning the renovation of Montgomery's Three Texas Apartments, Montgomery has authorized DIMC to proceed with the renovation activities at the London Square Apartments. Total renovation costs are estimated to be approximately $950,000 for the London Square Apartments, of which approximately $880,000 has been spent. Following the renovation, the London Square Apartments will be a first-class apartment complex, fully modernized, and equipped so as to maximize rental income. From time to time, Montgomery may provide funds to DIMC for renovation and other costs in advance of those costs being incurred by DIMC.

Other Matters

         Montgomery has reviewed all recently issued, but not yet effective, accounting standards in order to determine their effects, if any, on Montgomery's financial condition or results of operations. Based on that review, Montgomery believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

                         ITEM 3. CONTROLS AND PROCEDURES

         On September 12, 2006, Montgomery's management entered into an agreement with an outside accounting firm to review Montgomery's internal controls and procedures and help bring Montgomery into compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The engagement agreement calls for professional services to be rendered at various hourly rates, with a maximum cost to Montgomery of $175,000. By voluntarily commencing Section 404 compliance measures with respect to its internal controls, Montgomery hopes to improve its financial reporting, strengthen its accounting procedures, and institute steps to place the company in a position to continue as a publicly-traded company in full compliance with all Securities and Exchange Commission rules and regulations. See Montgomery's current report on Form 8-K filed September 18, 2006.

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

         Montgomery was unprepared to present the required disclosure in this quarterly report on Form 10-QSB on the date the report was required to be filed (including the five-day extension available pursuant to Rule 12b-25) in a timely manner because as of that date, Montgomery had been unable to file its quarterly reports on Form 10-QSB for the three months ended March 31, 2005 and June 30, 2005. Based on this experience, Montgomery's management has evaluated the resources it commits to its disclosure preparation, with a goal of addressing the deficiencies raised by its former independent registered public accounting firm, and expanding those resources as necessary to make its disclosure controls and procedures effective. Montgomery has now engaged a chief financial officer, together with three staff accountants who will devote substantially all of their time to complete the required accounting and related work. Although Montgomery has taken these measures, Montgomery is not yet current in its periodic reporting and was unable to file this quarterly report for the quarter ended September 30, 2005, on Form 10-QSB on or before November 14, 2005, or any subsequent reports due thereafter, as required.

         Other than as described above, there have been no significant changes in Montgomery's internal controls or in other factors that could significantly affect internal controls subsequent to the date that it carried out its evaluation and there were no corrective actions regarding significant deficiencies or material weaknesses.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         Montgomery has settled its pending litigation with Keker & Van Nest. After analyzing the costs of suit and the likelihood of success, management determined that continuing the litigation and the associated costs and management demands was not justified. A written settlement agreement is currently being finalized. The main terms of the settlement are that Keker & Van Nest will be allowed to continue to offset its rent until August 2007, at which time the arbitration award, increased by the ensuing litigation to approximately $482,000, will be fully offset. Additionally, Montgomery agreed to pay $62,500 of Keker & Van Nest's attorneys' fees. Keker & Van Nest will be entitled to remain in possession of the Keker & Van Nest Office Building until the expiration of the current option period on November 30, 2009.

                                ITEM 6. EXHIBITS

         The following exhibits are included as part of this report at the location indicated:

   Exhibit
   Number*                Title of Document                         Location
-------------- ---------------------------------------------------- ------------

   Item 31     Rule 13a-14(a)/15d-14(a) Certifications
-------------- ---------------------------------------------------- ------------
    31.01      Certification of Principal Executive Officer         This filing
               Pursuant to Rule 13a-14
    31.02      Certification of Principal Financial Officer         This filing
               Pursuant to Rule 13a-14

   Item 32     Section 1350 Certifications
-------------- ---------------------------------------------------- ------------
    32.01      Certification of Chief Executive Officer Pursuant    This filing
               to 18 U.S.C. Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002
    32.02      Certification of Chief Financial Officer Pursuant    This filing
               to 18 U.S.C. Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002
------------------------
* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MONTGOMERY REALTY GROUP, INC.
                                             (Registrant)


Date: October 4, 2006                        By: /s/ Dinesh Maniar
                                                --------------------------------
                                                Dinesh Maniar, President
                                                Principal Executive Officer


Date: October 4, 2006                        By: /s/ Marianne Duhaterova
                                                --------------------------------
                                                Marianne Duhaterova
                                                Principal Financial Officer