Form 10KSB
period 2005-12-31
MONTGOMERY REALTY GROUP INC
filed 2007-10-16
CIK 1050835

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Commission File Number 000-30724

MONTGOMERY REALTY GROUP, INC.
(Name of small business issuer in its charter)

Nevada	88-0377199
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Oyster Point Blvd., Suite 415 South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

(650) 266-8080
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No  ☒

State issuer’s revenues for its most recent fiscal year. $1,283,168

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of October 10, 2007, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of Montgomery Realty Group was $125,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 10, 2007, Montgomery Realty Group had 16,500,000 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes ☐	No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS AND PROPERTY

General

Montgomery Realty Group, Inc. (Montgomery) owns and operates real estate assets in both California and Texas. Maximizing the benefits of various market cycles, Montgomery purchases or sells its real estate assets so as to expand its real estate portfolio. The process of purchasing, selling, and exchanging real estate assets provides Montgomery with its investment capital. By combining its gains from real estate purchase and sale transactions, together with its activities of financing and refinancing its appreciated real estate assets, Montgomery works to obtain the lowest interest rates available from the market and cash for investment and operating activities by converting increases in equity to cash. Additionally, Montgomery seeks to achieve a positive cash flow from its real estate portfolio to provide funds for investment, development, and operations.

Montgomery currently owns the Keker & Van Nest Office Building, the Glen Oaks Apartments, the Concord Plaza Shopping Center, and the 447 Battery Street building. Montgomery manages its assets through the services of Diversified Investment & Management Corporation, or DIMC, with a view toward generating positive cash flow. DIMC is 100% owned by Dinesh Maniar, who also owns approximately 97% of the common stock of Montgomery.

In 2005, Montgomery sold its Orchard Supply Shopping Center and its Front Street Office Building and purchased three apartment complexes in Austin, Texas. The three apartment complexes were valued at approximately $8,650,000 and consisted of 288 units. In 2006, Montgomery sold its Eccles Project, which was a 7.4 acre parcel of land in South San Francisco, California, and one of its Austin, Texas, apartment complexes, for an aggregate of $12,650,000 and has used the proceeds to acquire, in a tax-free exchange, the 99,000 square foot Concord Plaza Shopping Center in Concord, California. In 2007, Montgomery sold the London Square Apartments in Texas and used the proceeds in its acquisition, in a tax-free exchange, of the 447 Battery Street building in San Francisco, California.

Montgomery will continue to evaluate the purchase, lease, operation, development, financing, and sale of its other real estate assets as deemed appropriate by its management and as circumstances permit in order to take advantage of opportunities for improved long-term cash flow or capital appreciation.

Montgomery’s executive offices are located at 400 Oyster Point Boulevard, Suite 415, South San Francisco, California 94080. Its telephone number is (650) 266-8080, and its facsimile number is (650) 266-8089.

Business Strategy

Montgomery emphasizes the following strategies:

•	Increase its asset portfolio with emphasis on future appreciation in value.

Montgomery seeks to expand its aggregate real estate asset portfolio. This allows Montgomery to increase the aggregate base upon which future appreciation of value may occur. Montgomery seeks real estate assets and markets in which future appreciation in value is likely to be maximized. Over the long term, real estate assets have traditionally increased in value, such that a larger asset base, consisting of selected assets in target market areas, allows the real estate asset base to increase in value at an optimal rate. Montgomery has historically had significantly higher appraised values for its real estate assets as compared to its book value for the same properties. This increased value is available for company growth and, when needed, to obtain operating funds in the form of equity loans.

•	Lease and operate commercial improved properties to generate current positive cash flow while holding such properties for possible long-term appreciation.

Montgomery seeks to purchase or develop commercial retail centers that can be leased to commercial tenants that management believes to be financially sound, based upon a review of tenant financial statements, any public filings with the Securities and Exchange Commission, credit reports, and other financial information provided by the tenant or obtained from public sources, on such lease terms that will provide sufficient cash flow to meet or exceed requirements for related mortgage amortization and operating expenses. This enables Montgomery to generate current positive cash flow while achieving possible investment return through potential long-term appreciation. The Concord Plaza Shopping Center is an example of the implementation of this strategy.

•	Lease and operate residential improved properties to generate current positive cash flow while holding such properties for possible long-term appreciation.

Montgomery seeks to purchase or develop multiple-unit, residential properties that can be leased to various creditworthy tenants with an overall aim to create or maintain an average occupancy rate of 95% or better. Due to the relatively large number of tenants and the fairly stable nature of residential occupancy figures, no single tenant has a large impact on overall occupancy levels. Residential real estate is like any form of real estate subject to market cycles, so average occupancy rates will vary, but the residential market is generally contracyclical in that apartment occupancy tends to go up during economic downturns, when commercial properties may suffer. Thus, by balancing the real estate portfolio between commercial properties and residential properties, Montgomery seeks to obtain an overall real estate portfolio that will, on the whole, tend to ride out any market cycles. The apartment complexes in Austin, Texas, are examples of the implementation of this strategy. Montgomery currently owns only one apartment complex, the Glen Oaks Apartments.

•	Lease and operate office and other complexes in major financial centers.

The office market is a special niche within the commercial property area. Office tenants offer higher rental rates than retail tenants, with shorter lease terms. Thus, investment in this type of real estate asset offers many of the benefits of retail shopping centers, without the long-term leases. Also, the office market in major financial centers often rents at premium rates and the assets appreciate quickly in value. Although this market is more volatile than retail or multiple-unit residential, the opportunity to sell or lease at market peaks makes this type of real estate asset especially valuable. An example of this type of investment is the Keker & Van Nest Office Building situated in downtown San Francisco, California.

•	Develop selected properties for either long-term leasing or short-term sale.

Montgomery also seeks to identify and acquire unimproved properties or improved properties with renovation potential that meet Montgomery’s cash flow and potential appreciation criteria. In some instances, Montgomery may acquire and hold unimproved properties for future development when the initial acquisition and holding costs are warranted, in the opinion of management, in view of the projected development potential. Montgomery’s Keker & Van Nest Office Building was acquired by Mr. Maniar from a third party in 1980. Thereafter, the building underwent substantial renovations, including a seismic upgrade in 1989. This illustrates the purchase and substantial renovation of an improved property to significantly increase cash flow and appreciation potential. This approach is also illustrated by the Eccles Project in which the unimproved land was acquired from a third party in 1980 by Mr. Maniar for approximately $500,000 and then later sold at $10,500,000 in 2006.

•	Realize accumulated appreciation in properties through refinancing or sale or exchange.

By generating positive current cash flow, Montgomery is able to retain long-term ownership of properties that Montgomery believes have the potential for significant appreciation. When circumstances warrant, Montgomery may seek to realize appreciation in value by selling a property in order to use the capital for opportunities with greater potential financial return or directly exchanging the property for another property management believes will offer Montgomery a greater potential financial return. In other circumstances, Montgomery may refinance a property to realize a portion of the appreciated value while retaining the property for potential additional appreciation.

History and Recent Transactions

Dinesh Maniar is Montgomery’s majority stockholder, chairman, and chief executive officer. Mr. Maniar began his real estate development career by developing over 1,500,000 square feet of real estate in South San Francisco, California, commencing in 1973. In 1999, Mr. Maniar transferred four of his real estate assets to Montgomery in exchange for a 97% controlling interest in Montgomery. Mr. Maniar’s years of experience in developing and investing in commercial real estate continues to inform and guide Montgomery’s strategic planning.

Property management and development services, as well as general and administrative support, are provided under a contract with DIMC, an entity affiliated with Mr. Maniar. See Part III, Item 12. Certain Relationships and Related Transactions.

Montgomery owned, operated, and financed a stable real estate portfolio from 1999 to 2003. In July 2003, Montgomery sold its San Ramon Retail Center to an unrelated third party. The San Ramon Retail Center was carried on Montgomery’s books at its cost value of $995,636, but sold for a total purchase price of $1,891,625, resulting in a gain (prior to a provision for income taxes of $358,396) of $895,988. The San Ramon Retail Center had been appraised at $1,200,000. This sale provided Montgomery with $1,038,636 of cash (after payment of existing loans) and allowed Montgomery to book a gain of 89.9% over the historical cost and 57.6% more than the appraised value. This sale was the first of many that Montgomery would engage in to increase its real estate portfolio.

Montgomery’s management structured the sale of the San Ramon Retail Center as a tax-free exchange for purposes of the Internal Revenue Code. Montgomery employed the services of Mark D. Zimmerman to act as the qualified exchange accommodator for purposes of effectuating the sale. In order to meet certain timelines imposed by the buyer of the San Ramon Retail Center, Montgomery purchased the Front Street Office Building, as a replacement property, from its majority stockholder, Dinesh Maniar. The Front Street Office Building had been purchased by Mr. Maniar in 2002 for $4,030,000 and improvements of approximately $477,000 were made to the property. Montgomery purchased the property at its capitalized cost of $4,533,346 and continued with the previous owner’s renovation activities. The Front Street Office Building was a 22,541 square foot office building in downtown San Francisco, California, and was in need of major renovations to make the project ready for new construction activity and new leasing.

Montgomery sold its Orchard Supply Shopping Center for $7,950,000 on January 5, 2005. The Orchard Supply Shopping Center consisted of an approximately 56,000 square foot retail shopping center with Orchard Supply Hardware (a subsidiary of Sears Roebuck & Co.) as the major anchor tenant. The Orchard Supply Shopping Center was carried on Montgomery’s books at its historical cost of $3,631,668 and the resulting gain to Montgomery of approximately $2,100,000 (net of the tax provision of $1,876,573) was 118.9% greater than the property’s book value and 22.3% greater than the property’s appraised value of $6,500,000. In this transaction Montgomery netted cash proceeds of approximately $2,750,000, after payment of all loans. Montgomery paid $100,000 to an outside broker and another $238,500 to DIMC, a related party to Montgomery.

            The sale of the Orchard Supply Shopping Center was structured as a tax-free exchange for purposes of the Internal Revenue Code. Montgomery employed the services of Mark D. Zimmerman to act as the qualified exchange accommodator for purposes of effectuating the sale. In order to meet the tax-free exchange requirements, Montgomery had to replace all of the cash received from the sale of the Orchard Supply Shopping Center of approximately $2,750,000 and the debt that was paid off at the closing in the approximate amount of $4,746,209.

During 2005, Montgomery elected to shift some of its real estate portfolio to multiple-unit residential property and identified three apartment complexes in Austin, Texas (the “Texas Apartments”), which management believed offered both an advantageous purchase price for Montgomery and an excellent market opportunity for future appreciation given certain features of the Austin, Texas, real estate market. Specifically, Montgomery elected to purchase the following properties on the following general price and terms:

Property	Purchase Price	Debt Amount	Cash Used	No. of Units	Appraised Value

London Square Apartments	$3,200,000	$2,400,000	$ 800,000	118	$3,300,000
Ashdale Garden Apartments	1,950,000	1,300,000	650,000	58	2,090,000
Glen Oaks Apartments	3,500,000	2,300,000	1,200,000	112	3,720,000
Totals	$8,650,000	$6,000,000	$2,650,000(1)	288	$9,110,000

_______________

(1)	Cash used does not include closing costs, prorations, or closing credits by sellers.

Acquisition costs incurred included loan origination fees of $161,500, document preparation fees and similar costs totaling $11,237, and lender’s title insurance fees aggregating approximately $3,247. Thus, total lender costs, exclusive of prorated interest, were approximately $175,984. Additionally, interest for the partial month of June in favor of the commercial lender and other costs paid outside of escrow aggregated approximately $54,000.

Montgomery exchanged the Orchard Supply Shopping Center (which produced net cash of approximately $260,000 per year) for the Texas Apartments, which produced less net cash. However, Montgomery’s acquisition analysis showed that each of the Texas Apartments was a renovation project and that net income could be substantially increased if the Texas Apartments, which were built in the late 1970s or mid 1980s, were renovated and made into first-class apartment complexes. Montgomery’s management believed that the net cash flow from the Texas Apartments, when renovated, would be sufficiently greater than the cash flow generated by the Orchard Supply Shopping Center.

Due to the temporary diminution of net cash flow due to the exchange of the Orchard Supply Shopping Center for the Texas Apartments, Montgomery’s management elected to dispose of the Front Street Office Building to eliminate from its portfolio a property that was a net cash user. Additionally, management chose to focus its development activities upon the Texas Apartments and wanted to eliminate the Front Street Office Building renovation project.

On July 27, 2005, Montgomery sold its Front Street Office Building to Dinesh Maniar, Montgomery’s president and majority stockholder, for an aggregate sale price of $4,850,000. The sale price was arrived at by taking the total cost for the property as previously paid by Montgomery, adding all capital expenditures by Montgomery, and paying an additional $150,000, so that Montgomery could pay for and assign the existing plans and specifications for the proposed renovation. Since the transaction involved a related party, Montgomery elected not to treat the transaction as a tax-free exchange pursuant to Revenue Ruling 2002-83 and reported the “sale” as a contribution to capital by the majority stockholder, rather than as a sale transaction, pursuant to generally accepted accounting principles.

                 At December 31, 2005, Montgomery’s real estate portfolio was as follows:

Property	Land (acre)	Bldg. (sq. ft.)	Constructed/ Renovated	Lease Expiration	Loan Amount	Appraised Value

Keker & Van Nest Office Building 710 Sansome Street San Francisco, CA	0.14	22,300	1907/1989	2004	$ 4,392,044	$ 6,750,000
Eccles Project South San Francisco, CA	7.47	N/A	N/A	N/A	2,158,273	12,370,000
London Square Apartments 2400 Town Lake Circle Austin, TX	5.42	N/A	1960	N/A	2,400,000	3,300,000
Ashdale Garden Apartments 2450 Ashdale Drive Austin, TX	2.1	N/A	1960	N/A	1,300,000	2,090,000
Glen Oaks Apartments 1007 East Rundberg Lane Austin, TX	5.5	N/A	1982	N/A	2,300,000	3,720,000
Totals	20.63	22,300			$12,550,317	$28,230,000

At December 31, 2005, Montgomery’s real estate mortgage debt was approximately $12,550,000, resulting in equity in its real estate assets of approximately $15,680,000.

The year 2006 again saw major changes in Montgomery’s real estate portfolio. On June 20, 2006, Montgomery sold its Eccles Project to an unrelated third party for $10,500,000. Once again Montgomery treated the sale as a tax-free exchange and used the proceeds from the sale to acquire the Concord Plaza Shopping Center in Concord, California. Montgomery paid brokerage commissions of $500,000 to CBRE and $315,000 to DIMC, which is wholly owned by Montgomery’s president and 97% stockholder, Dinesh Maniar.

The Eccles Project property was held on Montgomery’s books at approximately $539,000 and Montgomery’s gain on the sale (prior to closing costs and tax provision) was approximately $9,148,000, for a pre-tax gain of 1,846.3% more than the historical cost. After closing costs of $27,291 and a tax provision of $3,315,694, the net gain reportable by Montgomery was $5,805,015. The Eccles Project had previously been appraised as having a value of $12,370,000, so the sale at $10,500,000 resulted in a sale that was 15.12% less than the appraised value. This is the only sale by Montgomery for less than an appraised value. The primary reason for the sale at less than appraised value was that Montgomery’s management elected to sell the property and convert a net cash user into an income-producing property (via the exchange) at a time when market conditions were not optimal for a sale at the higher price. Market demand varies greatly with regard to sales of vacant land, such as the Eccles Project, and Montgomery’s management decided to accept the lower sale price in mid-2006 rather than retain the property and wait until market conditions would optimize the sale price.

            Montgomery again retained the services of Mark D. Zimmerman to act as Montgomery’s qualified exchange accommodator, and the net cash proceeds from the sale in the aggregate amount of approximately $6,088,000 were paid to the exchange accommodator. Montgomery discharged debt of $3,571,209 at the closing. Hence, Montgomery sought a replacement property that would allow Montgomery to replace all of the debt and the majority of the cash proceeds. Prior to closing its exchange with the purchase of the Concord Plaza Shopping Center, Montgomery withdrew from the accommodator funds approximately $1,400,000 to fund renovation activities at the Texas Apartments and another approximately $375,000 for working capital needed to hire new accounting staff to assist with the accounting and Securities and Exchange Commission reporting issues and to permit Montgomery to implement a new general ledger system.

The sale of the Eccles Project was not the only sale of real property by Montgomery in 2006. On October 12, 2006, Montgomery completed the sale of its Ashdale Garden Apartments for a sales price of $2,150,000 to The Vincenti Family Trust, an unrelated third party. Montgomery had acquired the Ashdale Garden Apartments in June 2005 for a price of approximately $1,950,000, such that the sale resulted in a pre-tax gain of approximately $200,000 prior to commissions and closing costs, or 10.26% more than its purchase price. The Ashdale Garden Apartments had been appraised in November 2005 at $2,090,000 and the sale at $2,150,000, was 2.9% more than the appraised value some seven months earlier.

The sale of the Ashdale Garden Apartments was treated by Montgomery as a tax-free exchange. Mark D. Zimmerman acted as the qualified exchange accommodator for Montgomery. Montgomery designated the Concord Plaza Shopping Center as the replacement property and the net cash proceeds of the sale, consisting of approximately $744,000, were transferred to the exchange accommodator at the closing. The sale of the Ashdale Garden Apartments involved an assignment and assumption of the existing $1,300,000 loan to a third party, non-banking lender by The Vincenti Family Trust, purchaser of the Ashdale Garden Apartments.

A sales commission of $64,500 was paid to DIMC and closing costs of $47,109 were paid by Montgomery.

Montgomery anticipates reporting a gain of $99,010 (prior to the tax provision of $419,576) from the sale of the Ashdale Garden Apartments. The relief from debt in this transaction was $1,300,000 and the net cash proceeds from the sale aggregated $744,000. Pursuant to the written exchange accommodator agreement between Montgomery and the exchange accommodator, Montgomery took $100,000 to meet certain working capital needs and delivered the remaining proceeds of approximately $644,000 to the exchange accommodator.

            Montgomery identified the Concord Plaza Shopping Center as the replacement property for the Ashdale Garden Apartments and the Eccles Project. The combination of the Eccles Project exchange and the Ashdale Garden Apartments exchange substantially satisfied the requirements of the tax-free exchange. However, not all of the proceeds from the sale of the two properties were used in the exchange process. Instead, some of the cash from the exchange was used by Montgomery for renovation and other costs and to that extent will be subject to federal and state income tax. An analysis of the funds that qualify for the tax-free exchange treatment and the funds that will be taxable is set forth on the following table:

	Debt Relief	Amount of Debt Assumed	Taxable Boot
Eccles Project	$3,571,209(1)	$12,400,000	$0

	Cash Received	Amount of Cash Paid	Taxable Boot
Eccles Project	$6,088,000	$4,999,180	$1,088,820

	Debt Relief	Amount of Debt Assumed	Taxable Boot
Ashdale Garden Apartments	$1,300,000	$12,400,000	$0

	Cash Received	Amount of Cash Paid	Taxable Boot
Ashdale Garden Apartments	$744,987	$644,987	$100,000

_______________

(1)

The Eccles project was sold on June 20, 2006. At the time of sale, Montgomery had borrowed an additional $1.4 million. As such, debt relief in this table consists of the approximately $2,158,000 of loan principal existing as of December 31, 2005, and an additional $1,400,000 principal plus interest of approximately $13,000.

Thus, by reason of its withdrawal of cash from the exchange accommodator pursuant to the terms of the exchange accommodator agreements, Montgomery will report taxable income from cash withdrawn of $1,188,820. Nontaxable gain should be realized because the debt assumed in connection with the acquisition of the Concord Plaza Shopping Center more than offset the debt relief.

Additionally, Montgomery was required to assume the existing note on the property in the face amount of $12,400,000 and to borrow $80,000 from its principal stockholder and president in order to complete the acquisition of the Concord Plaza Shopping Center.

The Eccles Project was a net cash user of approximately $500,000 per year, while the Ashdale Garden Apartments operated on a substantially break-even basis. Montgomery’s management believes that the net cash from the Concord Plaza Shopping Center will be approximately $450,000 per annum such that with the sale of the Eccles Project and the Ashdale Garden Apartments, Montgomery’s net income for 2007 will be approximately $900,000 higher than if these exchanges had not occurred.

On or about August 14, 2006, Montgomery and its exchange accommodator entered into a Purchase and Sale Agreement for the acquisition of the Concord Plaza Shopping Center for $18,200,000 from SPI Holdings, L.P., an unrelated, third party After conducting its physical due diligence of the property, Montgomery negotiated a reduction of the purchase price to $18,000,000.

The Concord Plaza Shopping Center is a retail shopping center located in the San Francisco East Bay consisting of approximately 99,000 square feet. It is leased to two large retail tenants: Jo-Ann Fabric and Craft Superstore and Burlington Coat Factory. These two tenants pay substantially all taxes, insurance, and common area expenses, so that the leases are referred to as “triple net” leases.

            The Concord Plaza Shopping Center is encumbered by a first mortgage loan with the U.S. agency of a German banking company in the amount of $12,400,000. The loan bears interest at 5.25% per annum, payable interest only on a monthly basis and matures on December 11, 2011. Montgomery applied for and was approved for an assumption of this loan subject to the following conditions:

(1)        payment of a $10,000 loan assumption application fee (which was paid outside of escrow);

(2)	payment of a 0.25% loan assumption fee of $31,000 at the closing;

(3)        title to the property be taken by a “special purpose entity” rather than Montgomery; and

(4)        Montgomery’s majority stockholder, Dinesh Maniar, personally guarantee a portion its obligation.

Montgomery met all these requirements. In doing so, Montgomery created Montgomery Realty Group, LLC, a wholly owned Delaware limited liability company, to act as the special purpose entity. A special purpose entity is an entity that owns a single real estate asset as its sole asset and is legally prohibited from ever owning more than the single real estate asset. United States Bankruptcy Code prohibits a special purpose entity from filing a valid bankruptcy and thus being “bankruptcy remote.” A special purpose entity is a common form of real estate ownership often demanded by lenders.

The acquisition of the Concord Plaza Shopping Center was completed on December 1, 2006. At December 31, 2006, Montgomery’s real estate asset portfolio was as follows:

Property	Land (acre)	Bldg. (sq. ft.)	Constructed/ Renovated	Lease Expiration	Loan Amount	Appraised Value

Keker & Van Nest Office Building 710 Sansome Street San Francisco, CA	0.14	22,300	1907/1989	2004	$ 4,316,149	$ 6,750,000
London Square Apartments 2400 Town Lake Circle Austin, TX	5.42	N/A	1960	N/A	2,400,000	3,300,000
Glen Oaks Apartments 1007 East Rundberg Lane Austin, TX	5.50	N/A	1982	N/A	2,300,000	3,720,000
Concord Plaza Shopping Center 1675 Willow Pass Road Concord, CA	10.00	99,000	1965	2009/2015	12,400,000	18,000,000
Totals	21.06	121,300			$21,416,149	$31,770,000

Montgomery’s real estate mortgage debt at December 31, 2006, was approximately $21,400,000 such that at December 31, 2006, Montgomery had equity in its real estate assets of approximately $10,370,000.

On April 25, 2007, Montgomery sold the London Square Apartments in Austin, Texas, for a total sales price of $4,900,000 to an unrelated party. The then-existing loan was paid at closing. Montgomery structured the transaction as a tax-free exchange under Internal Revenue Code Section 1031, and $2,000,000 of the proceeds were retained by Montgomery’s qualified exchange accommodator to be reinvested in a qualified replacement property.

On September 7, 2007, Montgomery completed the acquisition of the 447 Battery Street building in San Francisco, California, for a total purchase price of $7,650,000. Approximately $2,000,000 in proceeds from the sale of the London Square Apartments were used in the acquisition. Montgomery financed the remaining $5,650,000 at 7% interest per annum with a commercial lender. The loan has monthly payments of approximately $38,000, with the remaining principal and interest due in October 2010.

Description of Properties

In the fiscal year ended December 31, 2005, and subsequently, Montgomery has owned the following properties.

Orchard Supply Shopping Center Sale (Sold January 5, 2005)

In June 1999, Mr. Maniar transferred the Orchard Supply Shopping Center to Montgomery in exchange for common stock in Montgomery. The principal tenant at the Orchard Supply Shopping Center was Orchard Supply Hardware, a subsidiary of Sears Roebuck & Co. Orchard Supply Hardware occupied over 90% of the property and had a triple net lease that expired in 2013. Due to the increased market prices in effect in the San Francisco Bay Area, Montgomery entered into a binding purchase and sale agreement with an unaffiliated third party on September 14, 2004. The purchase and sale agreement required the buyer to pay $7,950,000, a portion of which was paid by the buyer’s assumption of the first mortgage loan on the property of $4,746,209. Montgomery realized cash proceeds from the sale of approximately $2,750,000. The property was carried on Montgomery’s books at December 31, 2004, at $3,631,668 and was appraised at $6,500,000 in the 1998 appraisal. The sale of the Orchard Supply Shopping Center resulted in a gain to Montgomery of approximately $2,098,161 and demonstrated Montgomery’s ability to hold income-producing assets and realize the equity therein through sales when market conditions are favorable. Additionally, the sale price of $7,950,000 was $1,450,000, or 22.3% greater than the appraised value.

Montgomery elected to treat the sale of the Orchard Supply Shopping Center as a tax-free exchange and in furtherance thereof entered into an exchange accommodator agreement with a California real estate broker. For legal and tax purposes, the Orchard Supply Shopping Center purchase and sale agreement was assigned to the exchange accommodator and all proceeds from the sale of the property (after closing costs and commissions) were paid over to the exchange accommodator. At the closing on January 5, 2005, Mr. Maniar was repaid loans he had previously made to Montgomery in the principal amount of $130,000, together with accrued interest, and real estate brokerage commissions. Real estate brokerage commissions of $100,000 and $238,500 were paid to an unaffiliated third-party broker and DIMC, respectively. See Part III, Item 12. Certain Relationships and Related Transactions.

At Montgomery’ instruction, the exchange accommodator used substantially all of the net proceeds of approximately $2,760,000 to purchase three residential apartment complexes in Austin, Texas: the London Square Apartments, the Ashdale Garden Apartments, and the Glen Oaks Apartments (Texas Apartments). Having completed the acquisitions of the Texas Apartments, Montgomery’s exchange accommodator had a remaining balance of $212,988, subject to final credits and other adjustments in escrow. On July 5, 2005, following the acquisition of the Texas Apartments and thereby completing Montgomery’s tax-free exchange, the exchange accommodator paid the remaining balance to Montgomery and terminated the accommodation account pursuant to the exchange accommodation agreement.

London Square Apartments (Acquired June 2005 and Sold April 2007)

On June 23, 2005, Montgomery’s qualified exchange accommodator, for Montgomery’s benefit, closed the purchase and sale agreement with London Acquisitions, Inc., an unrelated third party, for the 118-unit apartment complex located at 2400 Town Lake Circle, Austin, Texas, or the London Square Apartments. The London Square Apartments are situated on approximately 5.42 acres of land and consist of 12 separate, wood frame buildings. The unit mix includes 50 one-bedroom apartments, 47 two-bedroom apartments, and 21 three-bedroom apartments, together with various common area facilities such as a swimming pool and recreational center.

Montgomery paid the sum of $3,200,000 in cash at the closing. In order to do so, Montgomery obtained a new acquisition loan for the London Square Apartments in the amount of $2,400,000 with a commercial lender and used approximately $800,000 of the approximately $2,760,000 held by the qualified exchange accommodator from the sale of the Orchard Supply Shopping Center.

The London Square Apartments are located in southeast Austin, Texas, near the Austin-Bergstrom International Airport and only a short distance from both downtown Austin and the University of Texas at Austin. Austin, Texas, has a population of approximately 1.4 million people, with growth of 47.7% between 1990 and 2000 according to the U.S. Census, and also serves as the Texas state capitol. These factors, together with the general upward trend in both the cost of living and in real estate prices, made Austin an attractive place for Montgomery to invest in real estate.

The London Square Apartments were not fully leased and repairs were required to eliminate deferred maintenance and make all 118 units rent-ready. Initially, an outside management company agreed to undertake all of the repairs; however Montgomery discharged that management company in October 2005 and DIMC assumed de facto management of the London Square Apartments. Although this de facto arrangement was authorized by Montgomery’s audit committee, with reimbursement to DIMC for its payroll and related expenses associated with the management of the property, a formal written agreement, whereby DIMC would charge a 3% of gross rents fee, below industry standard, and collect certain other funds, was approved by Montgomery’s board of directors on February 6, 2006. DIMC managed the property until its sale.

On April 25, 2007, Montgomery sold the London Square Apartments to an unrelated third party for a sales price of $4,900,000. Montgomery treated the transaction as a tax-free exchange and reinvested approximately $2,000,000 of the proceeds from the sale in the acquisition of the 447 Battery Street building in San Francisco, California.

Ashdale Garden Apartments (Acquired June 2005 and Sold October 2006)

On June 24, 2005, qualified exchange accommodator, for Montgomery’s benefit, closed the purchase of a 58-unit apartment complex located at 2450 Ashdale Drive, Austin, Texas, or the Ashdale Garden Apartments, from Ashdale Garden Limited Partnership, an unrelated third party. The apartment complex contains 20 one-bedroom apartments, 38 two-bedroom apartments, a swimming pool, and other common area facilities.

The Ashdale Garden Apartments are located in north Austin, only a short distance from both downtown Austin and the University of Texas at Austin.

Montgomery paid the sum of $1,950,000 in cash at the closing. In order to do so, Montgomery obtained a new acquisition loan for the Ashdale Garden Apartments in the amount of $1,300,000 with a commercial lender and used approximately $650,000 of the remaining amount of approximately $1,960,000 held by the qualified exchange accommodator from the sale of the Orchard Supply Shopping Center.

            Before the closing, the Ashdale Garden Apartments were damaged by a hail storm. As a result, the seller agreed to credit Montgomery for $60,259. Instead of using the cash for payment of the purchase price, Montgomery reserved the cash to perform the necessary repairs to the property to bring it into a first-class condition.

Following the acquisition of the Ashdale Garden Apartments, an outside property management company had initial responsibility for the management of the Ashdale Garden Apartments. However, Montgomery discharged that management company in October 2005 and DIMC assumed de facto management of the Ashdale Garden Apartments. Although this de facto arrangement was authorized by Montgomery’s audit committee, with reimbursement to DIMC for its payroll and related expenses associated with the management of the property, a formal written agreement whereby DIMC would charge a 3% of gross rents fee (below industry standard) and collect certain other funds, was approved by Montgomery’s board of directors on February 6, 2006.

In addition to its management responsibilities, DIMC undertook renovation at the Ashdale Garden Apartments. No renovation activities occurred in 2005, although standard repair and maintenance occurred. Since the date of the formal management agreement, approximately $50,000 was spent on renovation of the Ashdale Garden Apartments.

On August 1 2006, Montgomery entered into a written Purchase and Sale Agreement to sell the Ashdale Garden Apartments to the Vincenti Family Trust, an unrelated third party, for a purchase price of $2,150,000. The sale closed on October 12, 2006. Montgomery treated the transaction as a tax-free exchange and reinvested the majority of the proceeds from the sale in the acquisition of the Concord Plaza Shopping Center.

Glen Oaks Apartment Complex (Acquired June 2005)

On June 30, 2005, Mark D. Zimmerman, as qualified exchange accommodator for Montgomery as buyer, closed the purchase of a 112-unit apartment complex located at 1007 East Rundberg Lane, Austin, Texas, or the Glen Oaks Apartments, from LaSalle Bank National Association, as trustee for the holders of the Credit Suisse First Boston Mortgage Securities Corporation, Commercial Mortgage Pass-through Certificates, Series 2002 CP3, an unrelated third-party. The apartment complex consists of 16 one-bedroom units, 72 two-bedroom units, and 24 three-bedroom units situated in nine separate, brick and wood framed buildings, including various amenities such as a swimming pool, laundry facilities, and cable television.

The Glen Oaks Apartments are located in north Austin, only a short distance from both downtown Austin and the University of Texas at Austin.

Montgomery received a credit in escrow of $189,256 as the result of minor hail damage to the complex that occurred on March 25, 2005. Instead of using the cash for payment of the purchase price, Montgomery reserved the cash to perform the necessary repairs to the building and bring it into a first-class condition.

Following the acquisition of the Glen Oaks Apartments, an outside property management company had initial responsibility for management of the Glen Oaks Apartments. However, Montgomery discharged that management company in October 2005 and DIMC assumed de facto management of the Glen Oaks Apartments. Although this de facto arrangement was authorized by Montgomery’s audit committee, with reimbursement to DIMC for its payroll and related expenses associated with the management of the property, a formal written agreement whereby DIMC would charge a 3% of gross rents fee (below industry standard) and collect certain other funds, was approved by Montgomery’s board of directors on February 6, 2006. DIMC is currently managing the property.

            In addition to its management responsibilities, DIMC agreed to undertake renovation at the Glen Oaks Apartments. No renovation activities occurred in 2005, although standard repair and maintenance occurred. Since the date of the management agreement, approximately $50,000 has been spent on renovation of the Glen Oaks Apartments.

In November 2006, Montgomery paid $25,000 as a loan application fee to a commercial lender to obtain a $4,000,000 loan on the Glen Oaks Apartments at 160 basis points (1.60%) over ten-year treasuries, or an approximately 6.15% interest rate. Until a “rate lock” is negotiated and finalized, the final interest rate remains subject to various market and other factors that may affect the rate. This new loan replaced the existing $2,300,000 at 12.50% interest that encumbered the property as the first mortgage loan.

Front Street Office Building (Sold July 2005)

The Front Street Office Building is located at 236 Front Street in San Francisco, California. Front Street is located between California and Sacramento Streets, in the heart of San Francisco’s central business corridor. The Front Street Office Building is located on a 0.14-acre site. The building consists of approximately 17,176 square feet of net rentable area above ground, together with approximately 5,415 square feet of basement area, for a total of 22,591 square feet. The ground floor and basement are leased to Schroeder’s Restaurant, which has a lease running through 2012. The building was originally constructed in 1927.

Montgomery purchased this building from Dinesh Maniar, its majority stockholder, at his capitalized cost of $4,533,346, consisting of the $4,030,000 purchase price Mr. Maniar paid to an unaffiliated party in an arm’s-length transaction on September 18, 2002; $56,346 in closing costs; and $447,000 in fees for architects and related capitalized carrying costs. In 2003 and 2004, Montgomery paid approximately $123,000 and $16,000, respectively, in development fees, permits, and other related expenses to obtain the necessary planning department permits for renovation of the building. In February 2005, Montgomery entered into a written contract with an architectural firm in San Francisco, California, to prepare detailed plans and specifications for the building’s renovation at a maximum price of $235,000, plus out-of-pocket expenses. Montgomery then sold this property to Mr. Maniar in July 2005 for $4,850,000, of which $150,000 was paid to the architectural firm with Mr. Maniar assuming all rights and obligations under the architectural contract.

The sale of the Front Street Office Building provided Montgomery with net cash proceeds of approximately $965,000. The sales price of $4,850,000 was 8.6% more than the property’s adjusted book value of $4,463,781 after the December 31, 2004, impairment adjustment.

Eccles Project Area (Sold June 2006)

The Eccles Project was originally part of a larger parcel of land, consisting of approximately 21 acres, which was subdivided in 1980 as part of a sale transaction. An approximately 14-acre parcel with a 370,000 square-foot industrial/warehouse building was sold to San Rio, Inc., in 1990 following the subdivision, with Mr. Maniar retaining ownership of the back parcel, or the Eccles Project, at that time. In June 1999, Mr. Maniar transferred ownership of the Eccles Project to Montgomery as part of its capitalization. The Eccles Project was the last large (i.e., over five acres), undeveloped site in the Oyster Point Business Park and controlled ingress and egress easements for the San Rio property. The Eccles Project has an excellent view over the San Francisco Bay.

            The Eccles Project area consists of approximately 7.4 acres of unimproved land located at Eccles Avenue and Gull Road in South San Francisco, California. This area, known as the Oyster Point Office Park, is the major development area in South San Francisco, California. The Oyster Point Office Park is strategically located between downtown San Francisco and the San Francisco International Airport and is an active office and biotechnical development area. The Eccles Project is accessed from the Oyster Point exit of Highway 101, leading to Oyster Point Boulevard, a four-lane road. Several new office buildings were created from 2000 through 2004, totaling approximately 500,000 square feet, with another 1,000,000 square feet of space scheduled to be built during the next five years. The Eccles Project land is uniquely situated and any office building or other structure built on this site will command a panoramic view of the San Francisco Bay, including Oakland and downtown San Francisco.

In February 2002, Montgomery obtained an updated appraisal of $12,370,000 (as is) for the Eccles Project from an independent appraisal company licensed in California and whose president is an MAI.

On March 1, 2006, Montgomery entered into a binding purchase and sale agreement to Gull Avenue, LLC, for $10,500,000. Montgomery elected to treat the sale as a tax-free exchange. Montgomery employed the services of Mark D. Zimmerman as the qualified exchange accommodator, and the cash proceeds from the sale of approximately $6,088,000 were delivered to his account. The Eccles Project land was subject to a first deed of trust in favor of a commercial bank in the amount of $2,223,786 as of June 20, 2006 (the date of sale), together with a second mortgage loan in the amount of $700,000 and a third mortgage loan in the amount of $500,000 from the same private lender. All of these loans were paid in full when the property was sold on June 20, 2006. Montgomery designated the Concord Plaza Shopping Center as the qualified replacement property, thus positioning Montgomery to acquire a retail shopping center to round out its real estate portfolio. The proceeds from the sale of the Eccles Project, together with the proceeds from the sale of the Ashdale Garden Apartments (less certain taxable withdrawals), were used to pay the cash portion of the purchase price when the Concord Plaza Shopping Center was acquired

Concord Plaza Shopping Center (Acquired December 2006)

On August 14, 2006, Montgomery, through its qualified exchange accommodator Mark D. Zimmerman, entered into a binding contract to purchase from an unrelated third party the commercial retail shopping center located at 1675 Willow Pass Road, County of Contra Costa, City of Concord, California, or Concord Plaza Shopping Center, for the initial purchase price of $18,200,000. A $200,000 good faith deposit was made into escrow from the accommodator funds held from the Eccles Project sale.

On September 18, 2006, Montgomery waived its due diligence contingencies and the seller agreed to reduce the purchase price to $18,000,000. Three additional amendments were made to the original purchase and sale agreement and ultimately Montgomery was approved as the new borrower and assumed the existing $12,400,000 first mortgage loan on the property, which bears interest at the rate of 5.25% per annum, payable interest only each month, and has a maturity date of December 11, 2011. Following approval of Montgomery as the new borrower, Montgomery made an additional deposit of $300,000 using the exchange accommodator’s funds from the Eccles Project sale, such that the aggregate deposit was $500,000 and became nonrefundable. Additionally, Montgomery released the increased deposit to the seller.

As part of the transaction, Montgomery was required to form a special purpose entity. Montgomery Realty Group, LLC, a Delaware limited liability company, took title to the Concord Plaza Shopping Center. Montgomery Realty Group, LLC, is a 100% owned subsidiary of Montgomery Realty Group, Inc. Dinesh Maniar, Montgomery’s president, is the managing member of this limited liability company. Additionally, as part of the loan assumption process, Montgomery paid a $10,000 loan application fee, a $31,000 loan assumption fee, and Mr. Maniar personally gave indemnities as to certain financial matters and as to environmental matters, as the majority stockholder.

The Concord Plaza Shopping Center is part of a larger shopping center and fully leased with two major tenants: Jo-Ann Fabric and Craft Superstore and Burlington Coat Factory. The total building area is approximately 99,148 square feet, located on approximately 1.15 acres of land. The gross monthly rent is approximately $105,000 per month with monthly interest and other loan charges of approximately $58,000 per month. There is also an association fee of approximately $13,000 payable each month as the contributive share of the Concord Plaza Shopping Center as a part of the larger Concord Park and Shop Shopping Center within which the retail center is located.

On December 1, 2006, Montgomery closed the purchase transaction with funds from the Eccles Project accommodator of $4,499,180 (plus the $500,000 deposits) and $644,987 from the Ashdale Garden Apartments accommodation account. Further, Mr. Maniar loaned $80,000 to close the acquisition.

On December 11, 2006, Montgomery received the remaining balances of the accommodation accounts (consisting principally of interest paid at the end of November) in the aggregate of approximately $15,000, and the exchange accommodator closed the two accounts.

Montgomery structured this acquisition to meet the requirements of Section 1031 of the Internal Revenue Code, so that little or no federal income tax will result to Montgomery by reason of its sale of the Eccles Project and the subsequent acquisition of the Concord Plaza Shopping Center.

Additionally, Montgomery has sought to replace vacant land, which was a net cash user, with a new income-producing property. Although Montgomery continues its strategic plan of specializing in apartment complexes, this transaction will take advantage of local market conditions and allow Montgomery to continue to build its total asset base.

Keker & Van Nest Office Building (Original Portfolio Investment)

The Keker & Van Nest Office Building is located at 710 Sansome Street, San Francisco, California, with a total land area of approximately 0.14 acres. The office building is four stories (including the basement), containing a total leasable floor area of approximately 22,300 square feet. The building is a reinforced masonry building constructed in 1907. The building was renovated in 1989 to meet seismic and other building code requirements and subsequently leased in its entirety to the current tenant, a San Francisco law firm. The lease provided for an initial term of 10 years with two five-year options. Rent escalated from $46,600 per month from 1989 to 1994, $56,000 per month from 1994 to 1999, and then $59,000 per month from 1999 to 2004. As a result of a lease dispute with the tenant, rent during the final five-year term from 2004 to 2009 is only approximately $32,000 per month.

The property is adjacent to the downtown central business district in the Jackson Square neighborhood of San Francisco, a historical area consisting primarily of low-rise office buildings. Many buildings in this area are of brick construction and have been renovated to accommodate office use. The area has become a niche market location for law firms, graphic designers, and consultants. Retail activity in the area is also niche-oriented with a high concentration of antique dealers, restaurants, and business support services. Interstate 80 is located approximately one mile south of the area.

            Montgomery’s president, Dinesh Maniar, acquired this property from an unrelated party in 1980. The property is secured by a first deed of trust in favor of a commercial bank in the approximate principal amount of $4,800,000, bearing interest at the fixed rate of 6.67% per annum, amortized over 30 years, with the unpaid balance due January 2009. An independent MAI appraiser valued this property at $6,750,000 as of October 1998 and a new appraisal is currently being performed. MAI is a designation awarded by the Appraisal Institute to members in good standing that are experienced in the valuation and evaluation of commercial, industrial, residential and other types of properties. The Appraisal Institute is an appraisal industry certification organization that specifies minimum appraisal procedures and practices for its members. This property illustrates implementation of Montgomery’s strategy of acquiring improved properties that appreciate in value providing equity funds to it together with improved cash flow and long-term appreciation potential.

The building is leased in its entirety to Keker & Van Nest, L.P., a San Francisco law firm, together with certain of its partners. Keker & Van Nest prevailed in an arbitration hearing on or about December 15, 2005, at which the arbitrator reduced the “leasable size” of the premises from 22,300, as provided for in the lease, to approximately 18,000 square feet, and reduced the rent per square foot from approximately $32 to just over $24. These two factors resulted in a reduction of the rent from $59,190 per month to approximately $32,000 per month, a diminution of approximately 44%.

Montgomery commenced litigation December 1, 2005, against Keker & Van Nest and its original partners (who had signed the lease) seeking to declare the new “limited partnership” as a substantive change to the lease and the arbitration award as being unjustified in that because Keker & Van Nest had occupancy of the entire building as set forth in the lease, the reduction of square footage was impossible. In August 2006, Montgomery’s aggregate legal fees for the arbitration and litigation were approximately $200,000. With the limited chance of reversal on appeal and the projected appeal costs of $150,000, Montgomery’s management entered into a settlement agreement with Keker & Van Nest.

Pursuant to the terms of the settlement, Keker & Van Nest was entitled to a “rent credit” for all rent from July 2006 until August 2007 and remains in possession until the balance of the lease term, which expires on November 30, 2009, at $32,367 per month rent as determined by the arbitrator. In exchange for settlement, Keker & Van Nest agreed to reduce its award of legal fees from the $98,000 granted by the judge to $62,500.

The mortgage payment of $38,750 per month is not covered by the new reduced rent nor are there funds for insurance and taxes. In view of these factors, Montgomery obtained a second mortgage loan on the property in November 2006 in the amount of $1,000,000 from a private lender, which bears interest at 12.50% and is due November 30, 2009 (concurrently with the expiration of the lease with Keker & Van Nest).

Montgomery is considering a sale of the Keker & Van Nest Office Building to an “end user.” An “end user” is an owner/tenant that purchases the building for its own use. Due to the extensive tenant improvements at the site, its prime location, signage, and unique architectural features, the building is a highly valued “signature” property. Montgomery has received offers but has not yet entered into any binding agreement. Market studies indicate that there is a scarcity of single tenant buildings of approximately 20,000 square feet in or near the financial district of San Francisco, and market demand may support a sale price significantly greater than the existing appraised value. Montgomery is also considering a long-term lease of the property as market rents have increased dramatically.

447 Battery Street Building (Acquired September 2007)

On September 7, 2007, Montgomery, through its qualified exchange accommodator, Mark D. Zimmerman, completed the acquisition of the 447 Battery Street building in San Francisco, California, for a purchase price of $7,650,000. Montgomery used approximately $2,000,000 of proceeds from the sale of the London Square Apartments and financed the remaining $5,650,000 at 7% interest per annum with a commercial lender. The loan has monthly payments of $38,000, with the remaining principal and interest due in October 2010.

The 447 Battery Street building is located in San Francisco’s financial district and has approximately 27,000 square feet of mixed office and retail space.

Properties Listed for Sale

Montgomery has not entered into any written listing agreements for sale of its properties. However, Montgomery is working with several outside brokers, together with DIMC’s property manager, to explore various sale options, especially in the case of the Keker & Van Nest Office Building. Montgomery’s success in real estate acquisition and disposition has come about in large part due to management’s understanding of local marketing conditions. To this end, Montgomery actively solicits offers to purchase its properties and continues to seek new investment opportunities. Montgomery is currently having the Keker & Van Nest Office Building reappraised and a new Phase I environmental report prepared to acquire updated information on the property should management elect to sell the property.

Montgomery’s management has not made a final determination as to whether or not to sell any of its properties and, therefore, a sale of assets within one year is not currently anticipated such that reporting under Financial Accounting Standards Board, or FASB, Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, would be required. However, Montgomery is interested in ascertaining the level of interest in these properties and should a bona fide offer be made at a reasonable price, Montgomery’s management will present the offer to the board of directors for its review and direction.

Montgomery’s management deems the continued listing of its real estate assets an important aspect of its business as the equity in these properties is a primary source of its funding, whether by sale, refinancing, or leasing. Hence, determining the market’s valuation of these properties is an important source of information for Montgomery’s management.

Property Management Activities

When Montgomery first acquired the Texas Apartments in June 2005, neither Montgomery nor DIMC had offices or personnel in Texas. Montgomery’s management made arrangements with an outside property management company to manage the Texas Apartments. The management company was paid approximately $107,000 for its services during the period in which it managed the properties, as shown on Montgomery’s statement of operations for the period ended September 30, 2005.

However, due to the high costs of its management services and some difficulty obtaining detailed accounting records for the properties, Montgomery’s management elected to terminate outside management and instead have DIMC, an affiliate of its majority stockholder, manage the Texas Apartments. With the consent of the board of directors and the audit committee on or about September 1, 2005, DIMC assumed its responsibilities on a de facto basis and without a fee. Montgomery reimbursed DIMC for its actual payroll, tax, and other expenses as the same were directly related to the onsite management of the Texas Apartments.

            Montgomery also requested that DIMC commence renovation activities at the Texas Apartments, focusing primarily upon the London Square Apartments. Through December 31, 2006, renovation expenditures of approximately $1,150,000 had been incurred.

With the substantial increase of DIMC’s activities at the Texas Apartments, it was deemed appropriate to retain the services of a full-time construction manager and to have a formal, written management and development contract, which was approved by Montgomery’s audit committee and board of directors on February 6, 2006.

Renovation Expenditures

Montgomery’s purchase of the Texas Apartments entailed substantial renovation responsibilities. The Texas Apartments were each purchased at an advantageous price due to the need for substantial renovation and repair at these three properties. Montgomery approached this renovation in stages. Montgomery undertook major renovation of the London Square Apartments before their sale. These renovations included repair and/or replacement of roofs on the buildings; removal and replacement of interior walls, floors, and kitchen areas; and other repairs and renovations to bring the apartment complex into a first-class condition.

Montgomery estimates that the total cost of renovation of the London Square Apartments was approximately $950,000.

While Montgomery has made repairs and minor renovations to the Glen Oaks and Ashdale Gardens Apartments, those costs were relatively modest and did not exceed $120,000. Major renovation at the Glen Oaks Apartments, which management estimates will total approximately $250,000, is planned. However, Montgomery elected not to renovate its Ashdale Garden Apartments but instead elected to sell the complex in its current condition.

The following is an approximation of the aggregate construction costs incurred as of December 31, 2006:

Property	Outside Contractor	DIMC Labor and Materials	DIMC Contract Management	Total Paid to Date	No. of Units
London Square Apartments	$200,000	$650,000	$30,000	$880,000	118
Ashdale Garden Apartments	—	50,000	7,500	57,500	58
Glen Oaks Apartments	—	50,000	7,500	57,500	112

Totals	$200,000	$750,000	$45,000	$995,000	288

The foregoing is based upon estimates and exact numbers will be provided at the time of filing the appropriate periodic reports. December 2006 contract payables may not be included in these estimates.

Risk Factors

Montgomery’s proposed operations are subject to the following substantial risks.

Montgomery’s operations are substantially dependent on Dinesh Maniar.

In June 1999, Dinesh Maniar was appointed president of Montgomery. Montgomery has been and will continue to be substantially dependent on the continued participation of Mr. Maniar. The loss of Mr. Maniar’s knowledge and abilities could have a material adverse effect on Montgomery’s business and the results of its proposed development and operation of its properties. Mr. Maniar manages Montgomery’s day-to-day affairs. However, he also owns and manages three other business activities in California: a commercial vineyard operation of approximately 530 acres in Napa and Sonoma Counties; two thoroughbred race horse operations; and a private real estate portfolio consisting primarily of an apartment complex and a retail shopping center. Day-to-day management of these other businesses is delegated to employees, but Mr. Maniar determines all significant or strategic decisions. Mr. Maniar does not devote his full time and attention to Montgomery’s affairs.

Montgomery is subject to the general risks of real estate ownership.

Ownership and operation of real estate involves certain risks that may be beyond the control of Montgomery or its officers and directors, including:

•	adverse changes in general economic conditions;

•	adverse changes in local conditions, such as excessive building resulting in an oversupply of commercial units in an area where Montgomery’s properties are located;

•	reduction in the appeal of particular types of properties;

•	reduction in the cost of operating competing properties or decreases in employment that reduce the demand for properties in the area;

•	adverse changes in surrounding land values;

•	adverse changes in zoning laws, other laws and regulations, and real property tax rates;

•	damage from earthquakes or other natural disasters;

•	the availability and expense of liability insurance; and

•	the ability of the enterprise to provide for adequate maintenance of its property.

There can be no assurance that any property will be sufficiently occupied at rents sufficient to ensure sustained operations or allow adequate cash flows to Montgomery. The success of Montgomery and any of its investments will depend upon factors that may be beyond the control of Montgomery, its directors, or any of its officers, and cannot be predicted.

Montgomery’s properties are subject to substantial encumbrances.

In acquiring its current real estate portfolio, Montgomery assumed related liabilities aggregating approximately $12,400,000. Montgomery’s total real estate debt as of December 31, 2006, totaled $21,416,149.

Montgomery’s equity in its properties varies as its real estate portfolio shifts.

Montgomery measures its equity in real estate by using independent MAI appraisals of the market value of its assets. Historically, there has been a large difference between the appraised values and the book values reported for financial statement purposes. As of December 31, 2006, Montgomery’s real estate portfolio was appraised at $31,770,000, while its book value for the same assets was $27,651,625, a difference of $4,118,375, a 14.8% increase in the appraised value.

Montgomery’s net equity in its real estate portfolio can be measured by the difference between the appraised values of its real estate portfolio as compared to its related real estate debt. The following table summarizes this equity in real estate:

Period	Historical Cost	Appraised Value	Real Estate Debt	Equity

12/31/2004	$ 10,785,385	$30,040,000	$15,297,012	$14,742,988
12/31/2005	11,726,823	28,230,000	12,550,317	15,679,683
12/31/2006	27,651,625	31,770,000	21,416,149	10,353,851

Montgomery will require substantial additional funds to renovate the Texas Apartments and other properties.

Montgomery has evaluated the proposed renovation activities at the Glen Oaks Apartments and the need for various repairs, renovation, and pre-sale or pre-leasing development concerning the Keker & Van Nest Office Building. In the event the planned renovations are completed by Montgomery, management estimates that it will require approximately $1,000,000 of additional funds to complete the renovations. Financing in the form of construction and increased permanent financing may be necessary to complete the renovations. Montgomery has not obtained binding commitments for such financing and will be dependent on the availability of such financing from commercial sources. As a new entrant into the real estate development business in the San Francisco Bay area, Montgomery may not be able to obtain required financing on favorable terms or at all. Further, given the downturn in the economic cycle, finding suitable tenants may be more time-consuming and/or demand greater concessions by Montgomery. Montgomery may attempt to diversify the risk by entering into joint ventures or other arrangements with third parties. However, this would also decrease Montgomery’s return on its investment. Some sources of financing may demand that Mr. Maniar, as a principal stockholder, president and director of Montgomery, personally guarantee company indebtedness, and Mr. Maniar is under no obligation to do so. If Montgomery cannot obtain the required funds, it will be unable to develop its properties.

Management may not identify the optimum disposition of the Keker & Van Nest Office Building.

Although management continues to evaluate alternatives for the Keker & Van Nest Office Building, including sale, exchange, or lease, there can be no assurance that management will in fact be successful in its efforts to pursue the alternative that will provide the greatest financial return while minimizing economic risk to Montgomery.

Montgomery’s renovation of the Glen Oaks Apartments is subject to construction and development risks.

Montgomery’s renovation activities at the Glen Oaks Apartments, or any other property where such construction and development activities might occur, will expose Montgomery to certain risks such as cost overruns, carrying costs, availability and costs of materials and labor, weather conditions, and governmental regulation. Additionally, Montgomery will incur costs in connection with the design and implementation of any development and costs in connection with performing certain oversight and review functions, including costs for reviewing construction design proposals, negotiating and contracting for feasibility studies, and supervising compliance with local, state, or federal laws and regulations.

Montgomery’s officers and directors are subject to conflicts of interest.

Montgomery’s officers and directors and their affiliates have been, are, and will continue to be subject to significant conflicts of interest. Officers and directors will be subject to competing demands for their limited time as they divide their attention between managing Montgomery and their other business and investment interests. In some instances, officers and directors, particularly Mr. Maniar, will invest in real estate without participation by Montgomery. Such persons will be responsible for allocating such portions of their time as they may deem appropriate to Montgomery’s business affairs. Mr. Maniar is the sole owner, president, and a director of DIMC, which provides a broad array of services to Montgomery. The terms of the arrangement under which Montgomery obtains property management services, legal, accounting and bookkeeping services, administrative support, and office use from DIMC are all provided pursuant to the terms of a management contract under which DIMC currently receives a minimum of $20,000 per month as payment for these services., together with an operating fee of 3% of the gross rents and a 15% management surcharge on the construction costs incurred in renovation activities related to the Texas Apartments.

While these contracts were approved by a unanimous vote of Montgomery’s outside directors (Mr. Maniar abstained because of the conflict of interest resulting from his affiliation with both Montgomery and DIMC), this does not guarantee the absence of a conflict of interest. There can be no assurance that any of the foregoing or other conflicts of interest will be resolved in favor of Montgomery or its stockholders. Montgomery has adopted no policies respecting the resolution of actual or potential conflicts of interest.

Although Mr. Maniar has abstained, in accordance with the foregoing provision, from voting as a director on matters in which he has a conflicting interest, he is not required and does not intend to abstain in matters submitted to the stockholders for approval under the foregoing provisions. Inasmuch as Mr. Maniar currently owns beneficially approximately 97.0% of the issued and outstanding common stock, he would be able to assure stockholder approval of any transaction in which he is an interested person. See Part III, Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The appraisals of Montgomery’s properties are subject to numerous uncertainties.

There are numerous uncertainties inherent in estimating the value of real estate. The estimated values set forth in the appraisals of Montgomery’s properties are based on various comparisons to sales prices of other properties; predictions about market conditions, demand, vacancy rates, and other factors; assumptions about the properties’ condition, conformance with laws and regulations, absence of material defects, and a variety of numerous other factors; estimates of lease revenues and operating expenses; and other items. Any significant change in these comparisons, predictions, assumptions, and estimates, most of which are beyond Montgomery’s control, could materially and adversely affect such estimated market values. Montgomery cannot assure that it would be able to sell the properties at or above the appraised market valuation price.

            The number of shares of common stock that Montgomery issued to acquire its principal properties from Mr. Maniar was determined in large part on the aggregate appraised market valuation of such properties by independent MAI appraisers. In obtaining those property appraisals, which were conducted before Montgomery acquired its principal properties from Mr. Maniar, it was in Mr. Maniar’s best interest to obtain high market valuations in order to enhance his ability to obtain desired refinancing of the related indebtedness and to increase the number of shares of common stock issuable to him on conveyance of the properties to Montgomery.

Montgomery’s operations will be affected by variances in rental income.

Montgomery’s real property investment returns depend in large part on the capital appreciation in property values and amount of income earned as compared to related expenses incurred. Most of Montgomery’s properties are leased under long-term arrangements that restrict Montgomery’s ability to increase rents. If Montgomery’s properties do not generate revenues sufficient to meet operating expenses, debt service, and capital expenditures, which may be subject to increases outside of Montgomery’s control, Montgomery’s income will be adversely affected. Further, Montgomery cannot assure that the value of its properties will appreciate.

Montgomery’s expenditures for property ownership are fixed.

Various significant expenditures associated with an investment in real estate, such as mortgage payments, real estate taxes, and maintenance expenses, generally are not reduced when circumstances cause a reduction in revenue from the investment. Thus, Montgomery’s operating results and cash flow may decline materially if its rental income is reduced, since its expenses will not be correspondingly reduced.

Montgomery’s real estate investments may be illiquid.

Real estate investments are relatively illiquid, which limits Montgomery’s short-term ability to restructure its portfolio in response to changes in economic or other conditions. The appraisals obtained for the properties estimate a nine- to twelve-month period for marketing the properties such that immediate liquidity at said values is not available.

Montgomery’s properties are geographically concentrated.

Montgomery’s properties are located in either the San Francisco Bay area or Austin, Texas. Unfavorable economic factors or other changes in these areas could adversely impact Montgomery’s operations and revenues.

Montgomery has few tenants.

Most of Montgomery’s commercial assets are occupied by only a few tenants, except the Glen Oaks Apartments, which are a multiple-unit residential property and mitigate against this risk. The law firm of Keker & Van Nest leases 100% of the Keker & Van Nest Office Building and Jo-Ann Fabric and Craft Superstore and Burlington Coat Factory together occupy 100% of the Concord Plaza Shopping Center. Losing a key tenant could adversely affect Montgomery’s operating results while it seeks a qualified replacement from a limited number of potential large tenants. Montgomery may incur significant costs for renovation, leasing commissions, or the construction of leasehold improvements if tenants are changed, particularly if a property with a single, large tenant is converted to multiple tenant use.

Montgomery is dependent upon funding from Mr.  Maniar.

Since Montgomery began its real estate operations in June 1999, it has depended upon Dinesh Maniar, Montgomery’s president and principal stockholder, to make interim loans for its working capital needs. Additionally, Mr. Maniar personally guaranties substantially all of Montgomery’s recourse debt, including the first and second mortgage loans on the Keker & Van Nest Office Building, $4,700,000 in loans on the Texas Apartments, and the contingent liability for the new Concord Plaza Shopping Center loan of $12,400,000, as well as assuming personal liability for the environmental situation at the Concord Plaza Shopping Center. While Mr. Maniar has traditionally made these loans to Montgomery and personal guarantees on its behalf, he is under no legal obligation to do so.

Title to Properties

In connection with acquiring its properties, Montgomery conducts a due diligence review of title to the properties and purchases title insurance coverage insuring marketable title based on the values set forth in the appraisals. Based on the foregoing, Montgomery believes it has clear and marketable title to its properties, except for the obligations assumed and outlined above.

Operational Hazards and Insurance

Montgomery does not directly manage its properties and operations, but instead has engaged Diversified Investment & Management Corporation, or DIMC, a licensed property management company, to render such services. Dinesh Maniar is a director (one of three), president, and the sole owner of DIMC. DIMC maintains liability insurance in the amount of $1,000,000, but does not have any other insurance on which Montgomery could rely should DIMC be negligent in its duties.

Montgomery maintains $1,000,000 in liability insurance with respect to each of its properties, together with a $10,000,000 umbrella policy, which is placed with A+ VIII or better companies, as determined by Best’s Rating System. Montgomery also maintains property insurance for each of its properties in an amount Montgomery believes represents the full replacement.

Montgomery’s insurance is an “all risks” type of insurance and covers most commercial risks associated with the ownership of real property. Some of Montgomery’s properties are located in areas that are subject to earthquake activity. Montgomery’s insurance policies do not cover damage caused by seismic activity, although they do cover losses from fires after an earthquake. Montgomery does not maintain any other insurance that would protect it from acts of nature, war, or other catastrophe, as Montgomery generally does not consider such insurance coverage to be economical. If an earthquake or other similar catastrophe occurs and results in substantial damage, Montgomery’s investment could be lost, which would have a material adverse effect on Montgomery’s financial condition and operating results. Notwithstanding the damage or destruction of properties and related improvements, Montgomery could remain obligated to repay the indebtedness secured by such property.

Governmental Regulation

Montgomery’s activities are subject to extensive federal, state, and local laws and regulations, which can have substantial impact upon the acquisition, development, and management of real estate. Present as well as future legislation and regulations could cause additional expenditures, restrictions, and delays in Montgomery’s business, the extent of which cannot be predicted.

State and Local Regulation

The commercial real estate industry is subject to extensive state and local government regulation, including zoning restrictions, building code requirements, environmental law, the Americans with Disabilities Act of 1990, or the ADA, and similar laws. All of the properties owned by Montgomery currently comply with all relevant zoning, building, environmental, and ADA laws; however, there can be no assurance that these laws might not be changed and impose a legal duty on Montgomery to make changes to its properties to comply with said laws.

Prior to acquisition of its properties and as part of its due diligence review, Montgomery reviewed the Phase I environmental reports, seismic studies, building condition reports, and certain other relevant documentation to assure that the properties acquired were in good to excellent condition and did not violate any applicable governmental law or regulation. Although Montgomery concluded that no such difficulties exist, it is possible that a latent defect or other condition was unknown at the time of the acquisition (or not ascertainable) that would impose liability on Montgomery.

Environmental Regulations

Under various federal, state, and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous substances on its property. Such laws often impose liability without regard to whether the owner knew of or was responsible for the presence of hazardous substances. The costs of remediation or removal may be substantial, and the presence of the hazardous substances or the failure to promptly remediate them may adversely affect the owner’s ability to sell the real estate or to borrow using the real estate as collateral. In connection with its ownership and operations of the properties, Montgomery may be potentially liable for the costs of removal or remediation of hazardous substances.

All Phase I environmental reports on Montgomery’s properties have reported an absence of any significant or adverse quantities of toxic waste or hazardous materials at the properties. The Phase I environmental report on the Keker & Van Nest Office Building is currently being updated.

Safety and Health Regulations

Montgomery’s properties are subject to the ADA. Under the ADA, all places of public accommodation are required to comply with certain federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings and services (including restaurants and retail stores) be made accessible and available to people with disabilities. The ADA requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or in some cases, an award of damages.

Competition

The real estate business is intensely competitive in all of its phases, and Montgomery competes with many real estate investment and development firms, including individuals, insurance companies, real estate investment trusts, and other entities, most of which have greater financial resources. Montgomery expects keen competition from a variety of sources for attractive real estate investment and development opportunities. Competition among private and institutional purchasers of real property has increased substantially in recent years, with resulting increases in the purchase prices paid for real property and higher fixed costs.

Employees and Consultants

Montgomery’s staff accountants are paid through DIMC, Montgomery’s management company.

Montgomery’s directors are paid a $500 per meeting honorarium, together with full reimbursement of their travel and lodging when attending board of director meetings.

No stock options are currently outstanding, and no officer or director has any rights to stock in Montgomery under any binding legal arrangement.

Montgomery’s Securities and Exchange Commission filing reviews, audit work, and Sarbanes Oxley Section 404 compliance work are performed through outside law firms and accounting firms, although most routine transactions are handled through DIMC. The management contract with DIMC had a five-year term, but automatically renewed for an additional year and now expires on December 31, 2007.

Offices and Facilities

Montgomery obtains the shared use of executive space and related services at 400 Oyster Point Boulevard, Suite 415, South San Francisco, California 94080, under a cost reimbursement arrangement with DIMC, an affiliated company. See Part III, Item 12. Certain Relationships and Related Transactions.

ITEM 3. LEGAL PROCEEDINGS

No material legal proceedings have been threatened by Montgomery or, to the best of its knowledge, against it, although de minimus lawsuits exist as part of the ordinary course of business, such as tenant evictions at the Texas Apartments and some minor owner-contractor disputes, none of which is expected to have a material adverse effect on Montgomery.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Montgomery’s security holders during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Limited Trading Market

There has been no established, consistent trading market for Montgomery’s common stock at any time. Quotations are published only intermittently. Therefore, there is no reliable information from which to present data respecting regular trading prices and market activity. As a result, the trading volumes and prices for Montgomery’s common stock are expected to fluctuate without regard to Montgomery’s business activities. There can be no assurance that a viable trading market will develop for Montgomery’s common stock in the future.

            The trading volume of the common stock is extremely limited, reflecting the limited number of stockholders; 16,000,000 shares of the 16,500,000 currently issued and outstanding shares of common stock are held by Dinesh Maniar, Montgomery’s president and chief executive officer. The small number of shares held by nonaffiliates creates the potential for significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. It is likely that trading prices and volumes for the common stock will fluctuate in the future, without regard to Montgomery’s business activities.

Only a very limited number of transactions in the common stock are believed to have occurred. Because of the lack of specific transaction information and Montgomery’s belief that such quotations are particularly sensitive to actual or anticipated volume of supply and demand, Montgomery does not believe that such quotations are reliable indicators of a trading market for its common stock. In this limited market, brokers typically publish no fixed quotations to purchase a minimum number of shares at a published price, but express a willingness to buy or sell the securities and from time to time complete transactions in the securities at negotiated prices.

The common stock was quoted on the OTC Bulletin Board, or OTCBB, under the symbol “MGRY,” until it became ineligible for such quotation as a result of Montgomery’s failure to file periodic reports with the Securities and Exchange Commission. It is now traded on the Pink Sheets under the trading symbol “MGRY.PK.” The following table sets forth the high and low bid information for Montgomery’s common stock as reported on the Pink Sheets for the periods indicated, based on interdealer transactions, without retail markup, markdown, commissions or adjustments (which may not reflect actual retail transactions):

	High	Low

2007:
Third Quarter	$0.25	$0.25
Second Quarter	0.22	0.22
First Quarter	0.28	0.28
2006:
Fourth Quarter	0.24	0.20
Third Quarter	0.65	0.30
Second Quarter	0.80	0.62
First Quarter	0.80	0.62
2005:
Fourth Quarter	0.70	0.62
Third Quarter	0.80	0.51
Second Quarter	0.80	0.80
First Quarter	0.81	0.80
2004:
Fourth Quarter	1.01	0.70
Third Quarter	1.01	0.70
Second Quarter	0.90	0.90
First Quarter	0.90	0.90

As of October 10, 2007, Montgomery had 41 stockholders of record.

Dividend Policy

Montgomery has never paid cash dividends on its common stock or preferred stock and does not anticipate that it will pay dividends in the foreseeable future. Montgomery currently intends to continue a policy of using retained earnings primarily for the expansion of its business.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Basis of Presentation of Financial Information

Montgomery accounts for its real estate assets using the historical cost method consistent with generally accepted accounting principles. For those real estate assets acquired from its principal stockholder, Dinesh Maniar, in the 1999 “reverse acquisition,” the historical cost as shown on the financial statements is Mr. Maniar’s original purchase cost, which in some instances may be quite dated. For example, the historical cost of the Eccles Project was $539,500 dating back to 1980. The appraised value of the Eccles Project as of February 2002 was $12,370,000, and the Eccles Project was sold in June 2006 for $10,500,000. While the Eccles Project is the most extreme example of such a disparity between historical cost and appraised value, other disparities are identified under Capital Requirements below. For assets acquired subsequent to the 1999 reverse acquisition, the historical cost shown is the purchase price.

Results of Operations

Continuing Operations

Montgomery’s net loss from continuing operations for the year ended December 31, 2005, was $705,299, an increase of 137.4 % from the loss of $297,087 for the year ended December 31, 2004.

Montgomery’s total revenues from continuing operations for the year ended December 31, 2005, increased from $722,609 to $1,126,562, or 55.9%, from 2004 to 2005. This increase is primarily due to additional revenue generated by the Texas Apartments that were purchased in June 2005.

Total continuing operating expenses for the year ended December 31, 2005, increased from $738,396 to $1,847,233, or 150.2%, from 2004, which is primarily the result of increased operating and administration costs of running the Texas Apartments, as well as legal expenses associated with the Keker & Van Nest lease dispute.

Total interest expense from continuing operations for the year ended December 31, 2005, increased from $449,907 to $840,312, or 86.8%, from 2004, which is primarily the result of the additional interest expense incurred for the Texas Apartments.

Discontinued Operations

Montgomery’s net loss from discontinued operations for the year ended December 31, 2005, was $236,323, an increase of 459.6% from net loss of $42,229 for the year ended December 31, 2004.

Montgomery’s total revenues from discontinued operations for the year ended December 31, 2005, decreased from $890,452 to $156,606, or 82.4%, from 2004 to 2005. This decrease is primarily due to less rental revenue generated by the Front Street Office Building than by the Orchard Supply Shopping Center.

Total operating expenses from discontinued operations for the year ended December 31, 2005, decreased from $502,558 to $323,871, or 35.6%, from 2004, which is primarily due to the fact that expenses for the discontinued properties were incurred for 12 months in 2004, while year 2005 only presents seven months of discontinued operations.

            Total interest expense from discontinued operations for the year ended December 31, 2005, decreased from $456,136 to $117,810, or 74.2%, from 2004, which is primarily due to the fact that year 2004 presents 12 months of interest expense incurred for the Orchard Supply Shopping Center and Front Street Office Building, while year 2005 only presents interest expense for seven months incurred for the Front Street Office Building and one month of activity for the Orchard Supply Shopping Center.

As discussed in this report, Montgomery’s sale of the Orchard Supply Shopping Center closed on January 5, 2005, resulting in a gain to Montgomery of $2,098,161. The net cash proceeds of approximately $2,750,000 from the sale were delivered to Montgomery’s qualified exchange accommodator.

The Orchard Supply Shopping Center was separated from the rest of Montgomery’s assets in the annual report on Form 10-KSB for the year ended December 31, 2004, pursuant to Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in anticipation of the sale. The sale provided Montgomery with cash of approximately $2,750,000 and reduced Montgomery’s overall debt by approximately $4,700,000.

Montgomery reinvested the cash proceeds from the sale of the Orchard Supply Shopping Center by acquiring the Texas Apartments in June 2005.

As presented above, a summary of the new acquisitions in June 2005 is presented in tabular format as follows:

Property	Purchase Price	Debt Amount	Cash Used		No. of Units	Appraised Value
London Square Apartment	$3,200,000	$2,400,000	$800,000		118	$3,300,000
Ashdale Garden Apartments	1,950,000	1,300,000	650,000		58	2,090,000
Glen Oaks Apartments	3,500,000	2,300,000	1,200,000		112	3,720,000

Totals	$8,650,000	$6,000,000	$2,650,000	(1)	288	$9,110,000

_______________

(1)	Cash used does not include closing costs, prorations, or closing credits by sellers.

Acquisition costs incurred included loan origination fees of $161,500, document preparation fees and similar costs totaling $11,237, and lender’s title insurance fees aggregating approximately $3,247. Thus, total lender costs, exclusive of prorated interest, were approximately $175,984. Additionally, interest for the partial month of June in favor of the commercial lender and other costs paid outside of escrow aggregated approximately $54,000.

Additionally, the sale of the Front Street Office Building occurred on July 27, 2005, which is treated for financial statement purposes as additional paid-in capital by the majority stockholder, Dinesh Maniar, rather than a “gain on sale,” due to the provisions of generally accepted accounting principles.

Because the sale of the Front Street Office Building to Montgomery’s majority stockholder is considered a taxable sale for federal and California income tax purposes, a tax provision in the amount of $161,944 reduced the amount of additional paid-in capital that would otherwise have been reported had the transaction been a contribution rather than a taxable sale.

Ongoing Rental Income

As of December 31, 2005, the Keker & Van Nest Office Building was 100% leased under a lease term extending beyond the end of 2005. The Eccles Project provides no lease income, while the rental income from the Texas Apartments in 2005 is shown below:

Property	Percentage Occupancy	Average Monthly Rent
London Square Apartments	50%	$592
Glen Oaks Apartments	80	600
Ashdale Garden Apartments	80	325

Given the foregoing, the average occupancy of the Texas Apartments in 2005 was 65% and the total average monthly income for the period July 1, 2005, to December 31, 2005, was $111,935.

Operating Agreements with Affiliated Corporations and Other Entities

Montgomery had six separate agreements with DIMC, which is owned by Dinesh Maniar, the majority stockholder of Montgomery. These agreements are:

(1)        Contract for Management dated June 9, 1999, for management of Montgomery’s Keker & Van Nest Office Building (and formerly applying to the Eccles Project, the San Ramon Retail Center, and the Orchard Supply Shopping Center);

(2)        Property Management Contract dated February 6, 2006, for management of Montgomery’s London Square Apartments;

(3)        Property Management Contract dated February 6, 2006, for management of Montgomery’s Glen Oaks Apartments;

(4)        Property Management Contract dated February 6, 2006, for management of Montgomery’s Ashdale Garden Apartments;

(5)        Development Consulting Agreement dated February 6, 2006, for renovation and construction work at the Texas Apartments; and

(6)        Property Management Agreement between Montgomery Realty Group, LLC, and Diversified Investment & Management Corporation, dated November 27, 2006, for management of Montgomery’s Concord Plaza Shopping Center.

Following the sale of the Ashdale Garden Apartments on October 12, 2006, to the Vincenti Family Trust, the agreement between Montgomery and DIMC was terminated and DIMC agreed to continue to manage the property for the new owner. Following the sale of the London Square Apartments in April 2006, the agreement between Montgomery and DIMC was terminated.

            DIMC receives $20,000 per month as compensation for its administrative services to Montgomery, such as legal and accounting services. The property management agreements require Montgomery to pay to DIMC 3% of the gross rents received by the managed properties and to reimburse DIMC in full for all labor and material at the Glen Oaks Apartments, which require increased on-site staffing not associated with the other properties. Also, Montgomery pays DIMC a 15% management surcharge on the construction costs incurred in renovation activities that DIMC undertakes at the Glen Oaks Apartments in connection with the Development Consulting Agreement. Montgomery has no employees, and therefore, except for the services rendered by its officers, does not engage in the direct operation of its real estate assets. Instead, Montgomery has delegated this task to DIMC, and DIMC handles all rent collection, repair, and tenant relation issues.

Liquidity and Capital Resources—2005

Montgomery has met its requirements for liquidity and capital resources for 2005 principally from cash provided by operations, refinancing and realization of equity, and the sale of assets.

As set forth above, the sale of the Orchard Supply Shopping Center provided Montgomery with net cash of approximately $2,750,000, although this cash was restricted and held by the exchange accommodator and could not be used by Montgomery for renovation or working capital needs. The sale of the Front Street Office Building to Dinesh Maniar, on the other hand, involved Mr. Maniar assuming the outstanding $3,700,000 of loans on the property with the balance of the purchase price of $4,850,000 providing cash of approximately $1,085,000 to Montgomery for general use.

Montgomery used the net cash proceeds from the sale of the Orchard Supply Shopping Center to acquire the Texas Apartments. Because the net cash used in the acquisition of the Texas Apartments was only about $2,650,000, after Montgomery received credits against the purchase price of approximately $200,000, there was excess net cash at the termination of the accommodation account in August 2005 of approximately $212,000, which was then available to Montgomery in an unrestricted manner.

Operating Activities

Operating activities for the year ended December 31, 2005, used net cash of $300,033, compared to net cash used of $104,978 for the year ended December 31, 2004, an increase of 185.8%.

Cash at December 31, 2005, increased to $214,584 from the balance on December 31, 2004, of $8,837, an increase of 2,328.2%. This increase is primarily attributable to a refund received from the exchange accommodator account after the 1031 exchange of the Orchard Supply Shopping Center and the Texas Apartments was completed.

Investing Activities

Montgomery’s investing activities for the year ended December 31, 2005, resulted in a net decrease in cash of $5,142,288. Net cash used for acquisition of the Texas Apartments was approximately $8,870,000. Finally, net cash proceeds from the sale of the Orchard Supply Shopping Center were approximately $2,750,000. Net cash proceeds from the sale of the Front Street Office Building were approximately $965,000 and gain on sale of the Front Street Office Building was approximately $190,000.

Financing Activities

Montgomery’s financing activities for the year ended December 31, 2005, can be divided into two aspects—the discharge of real estate debt and new real estate debt and loans taken out by Montgomery for working capital and other needs.

Discharge of Real Estate Debt and New Real Estate Debt 2005

Montgomery reduced its overall real estate debt by approximately $2,427,000 through the discharge of the indebtedness associated with the sale of the Orchard Supply Shopping Center of approximately $4,746,200 and the discharge of the indebtedness on the Front Street Office Building of approximately $3,700,000, for an aggregate discharge of debt of $8,446,200, while incurring new debt in connection with the acquisition of the Texas Apartments of $6,000,000. New borrowings were offset by repayments of principal on these notes payable of approximately $162,000 and payment of loan fees of approximately $181,000.

New Debt Incurred for Other Purposes

In 2005, Montgomery took out a $400,000 line of credit, which was repaid in August 2005. As a result, Montgomery’s financing activities provided approximately $5,700,000 of net cash.

Liquidity and Capital Resources - 2006

Montgomery has met its requirements for liquidity and capital resources for 2006 principally from cash provided by operations, refinancing and realization of equity, and the sale of assets.

As set forth above, the sale of the Eccles Project provided Montgomery with net cash of approximately $6,088,000 although said cash was restricted in that it was held by the exchange accommodator and could not be used by Montgomery for renovation or working capital needs. Also as set forth above, the sale of the Ashdale Garden Apartments provided Montgomery with net cash of approximately $744,000 although said cash was restricted in that it was held by the exchange accommodator and could not be used by Montgomery for renovation or working capital needs. The total funds received by the exchange accommodator were approximately $6,832,000.

However, approximately $1,200,000 was taken from the exchange accommodator accounts and used for Montgomery’s working capital and renovation activities prior to the acquisition, pursuant to provisions in the exchange accommodator agreements.

Montgomery used the net cash proceeds from the sale of the Eccles Project and the sale of the Ashdale Garden Apartments to acquire the Concord Plaza Shopping Center, which used cash of $5,724,137. Thus, the net cash retained by the exchange accommodator of $5,644,167 was used to acquire the Concord Plaza Shopping Center. Since the remaining accommodator funds were not sufficient to allow Montgomery to close the acquisition, Montgomery’s principal stockholder, Dinesh Maniar, loaned Montgomery $80,000 on November 29, 2006, to close the transaction.

Although the exchange accommodator received an interest payment from the bank prior to closing the accommodation accounts, the net cash provided to Montgomery from this exchange, exclusive of funds removed from the accommodation accounts, was only $15,000.

Montgomery obtained the bulk of its cash for renovation and working capital requirements in 2006 from borrowing an additional $1,200,000 from a private lender and secured by the Eccles Project prior to its sale.

            Montgomery believes that its requirements for liquidity and capital resources during the 2007 fiscal year will be met by cash provided by operations, refinancing and realization of equity, and the sale of assets. Montgomery may also borrow funds from time to time from its president and principal stockholder, Dinesh Maniar, although no specific loans have been arranged and Montgomery cannot provide any assurance that Mr. Maniar will continue to loan funds as necessary.

Equity in Real Estate

Montgomery has net cash flow from its current activities, which it believes will continue on a long-term basis, providing sufficient cash to cover operating activities, other than new acquisitions, renovations, or developments, while sheltering cash flow from income tax through the net taxable loss that is generated by depreciation and amortization. While Montgomery is able to realize cash flow from refinancing of existing assets, Montgomery’s principal methods for obtaining acquisition and renovation capital come from either additional financing activities, as discussed below, or the sale or exchange of existing real estate assets, so as to realize a cash or trade value from the equity generated by appreciation of its real estate assets. Absent additional capital from financing activities or the sale or exchange of real estate assets, Montgomery may not have sufficient cash flow to fund expansions or acquisitions.

Capital Requirements

Based upon independent appraisals performed between October 1998 and November 2005, Montgomery’s properties had a combined value of approximately $31,770,000 at December 31, 2006, while Montgomery’s properties had a combined value of approximately $28,230,000 at December 31, 2005. Both of these figures are greater than the combined book value of Montgomery’s property assets at December 31, 2006, and December 31, 2005, of $27,651,625 and $11,726,823, respectively.

The difference between the appraised values of Montgomery’s assets and the historical costs has always been the primary source of Montgomery’s equity and capital strength. Montgomery’s equity can be measured by taking the difference between the appraised values (when available) and deducting the corresponding mortgage debt.

For the three years ended December 31, 2004, December 31, 2005, and December 31, 2006, Montgomery’s equity can be determined as follows:

Assets	Historical Cost	Fair Market Values	Mortgage Debt	Equity
December 31, 2004:
Keker & Van Nest Building	$2,534,722	$6,750,000	$4,468,204	$2,281,795
Orchard Supply Shopping Center	3,631,668	6,500,000	4,775,022	1,724,978
Eccles Project	539,500	12,370,000	2,223,786	10,146,214
Front Street Office Building	4,079,495	4,420,000	3,700,000	330,000

	$10,785,385	$30,040,000	$15,167,012	$14,482,987
December 31, 2005:
Keker & Van Nest Building	$2,430,393	$6,750,000	$4,392,044	$2,357,956
Eccles Project	539,500	12,370,000	2,158,273	10,211,727
London Square Apartments	3,348,269	3,300,000	2,400,000	900,000
Glen Oaks Apartments	3,469,498	3,720,000	2,300,000	1,400,000
Ashdale Garden Apartments	1,939,163	2,090,000	1,300,000	890,000

	$11,726,823	$28,230,000	$12,550,317	$15,759,683
December 31, 2006:
Keker & Van Nest Building	$2,326,471	$6,750,000	$4,300,000	$2,450,000
Concord Plaza Shopping Center	18,000,000	18,000,000	12,400,000	5,600,000
London Square Apartments	4,044,831	3,300,000	2,400,000	900,000
Glen Oaks Apartments	3,393,978	3,720,000	2,300,000	1,400,000

	$27,765,280	$31,770,000	$21,400,000	$10,350,000

Therefore, Montgomery’s properties had a combined fair market value of approximately $28,330,000 at December 31, 2005, based on the most recent appraisals available as of December 31, 2005, as compared to the historical cost, net of depreciation at December 31, 2005, of approximately $11,726,824.

Montgomery’s properties had a combined fair market value of approximately $31,770,000 at December 31, 2006, based on the most recent appraisals available as of December 31, 2006, as compared to the historical cost, net of depreciation at December 31, 2006, of approximately $27,765,280.

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

Tax Matters

The sale of the San Ramon Retail Center by Montgomery and Montgomery’s subsequent purchase of the Front Street Office Building were structured as a tax-free exchange using an “exchange accommodator” pursuant to the requirements of the Internal Revenue Code. An “exchange accommodator” is an unrelated third-party intermediary to whom all proceeds from a sale are paid, and the exchange accommodator acts as the purchaser of the replacement property. The use of an exchange accommodator prevents the seller from receiving the proceeds from a sale and the subsequent use of the sale proceeds to acquire a replacement like-kind property will have been done solely by the exchange accommodator. Therefore, Montgomery is not deemed to have received income from the sale of the San Ramon Retail Center and is shielded from income taxes based upon its receipt of the sale proceeds.

Montgomery’s board of directors acknowledged that the use of a qualified exchange accommodator has been appropriate and that Montgomery’s expansion of its asset base through the process of tax-free exchanges has allowed it to shift its real estate portfolio while legally avoiding capital gains taxation.

Montgomery also has a net operating loss of approximately $1,920,000 as of December 31, 2005. For federal tax purposes, Montgomery can use this net operating loss to withdraw cash from exchanges to the extent necessary to meet working capital and renovation requirements, while still lawfully avoiding federal income tax. All such tax matters involve a high degree of uncertainty. Montgomery often employs outside accountants and tax attorneys to verify its tax strategy.

Montgomery pays California income tax on its California properties. Texas does not levy a corporate income tax although Texas does assess a net worth tax upon corporations doing business in Texas. Delaware, the home of Montgomery Realty Group, LLC, does not levy a tax on limited liability companies, other than a minimum franchise tax, although California will tax the limited liability company up to $17,000 per year for the privilege of doing business in California in the form of a foreign limited liability company. In preparing the financial statements, two separate tax provisions were computed—one for the effect of current operating losses and another for the potential taxable gain based upon the sale of the San Ramon Retail Center.

The income tax provision from continuing operations, which results in a benefit of $855,684 for the year ended December 31, 2005, is shown in the financial statements.

            The discontinued operations gain of $3,691,837 including the gain on sale of Orchard Supply Shopping Center and the Front Street Office Building results in an income tax provision of $1,829,998.

Other Matters

Montgomery has reviewed all recently issued, but not yet effective, accounting standards in order to determine their effects, if any, on Montgomery’s financial condition or results of operations. Based on that review, Montgomery believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

ITEM 7. FINANCIAL STATEMENTS

Montgomery’s financial statements, including the report of independent registered public accounting firm, are included at page F-1 immediately following the signature pages to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 22, 2005, Montgomery’s independent registered public accounting firm, Deloitte & Touche LLP, or Deloitte, informed Montgomery’s management that it declined to stand for reelection as Montgomery’s independent registered public accounting firm for Montgomery’s financial statements for the fiscal year ending December 31, 2005. Deloitte indicated that it would complete its audit of the financial statements for the fiscal year ended December 31, 2004, to be included in Montgomery’s annual report on Form 10-KSB, and would accept an engagement to review Montgomery’s quarterly report on Form 10-QSB for the quarter ended March 31, 2005. Deloitte requested that Montgomery obtain a new independent registered public accounting firm for the balance of the 2005 reporting, but indicated that if Montgomery was unable to retain a new accounting firm in time to review the quarterly report on Form 10-QSB for the quarter ending June 30, 2005, that Deloitte would accept an engagement to complete that review work.

Deloitte’s reports on Montgomery’s financial statements for the years ended December 31, 2004 and 2003 (the “two most recent fiscal years”) have not contained an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the two most recent fiscal years and through the date of Deloitte declining to stand for reelection, Montgomery has not had any disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

Deloitte informed Montgomery that it had identified the following deficiencies in Montgomery’s internal control:

•	Due to the limited number of employees, Montgomery’s control structure lacks the proper segregation of duties.

•	Montgomery’s employees lack the accounting and financial reporting expertise necessary to accurately prepare financial statements in accordance with generally accepted accounting principles.

•	The application of income tax procedures did not appropriately calculate Montgomery’s income tax provision nor did they provide related required disclosures on a timely basis.

•	Montgomery did not design and implement controls over the selection and application of accounting policies for complex, nonroutine transactions related to Montgomery’s discontinued operations.

These items were considered to constitute a material weakness in internal control due to the potential to materially misstate Montgomery’s financial statements, the lack of mitigating controls to detect misstatements, and because Montgomery was unprepared to present the required disclosure in its annual report on Form 10-KSB in a timely manner. The chairman of Montgomery’s audit committee has discussed these internal control deficiencies with Deloitte, although neither Montgomery’s audit committee as a whole nor the board of directors has done so.

PKF, Certified Public Accountants, were appointed as the new independent registered public accounting firm. Montgomery has authorized Deloitte & Touche to respond fully to the inquiries of the successor independent registered public accounting firm.

In February 2007, Deloitte & Touche, LLP, informed management that it declined to re-issue its 2004 audit report in conjunction with the filing of this 2005 Form 10-KSB. The audit committee engaged PKF to re-audit Montgomery’s 2004 financial statements, which has been successfully completed.

ITEM 8A. CONTROLS AND PROCEDURES

Montgomery maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its financial statements and other disclosures included in this report. Montgomery’s board of directors, operating through its audit committee, provides oversight to its financial reporting process.

Montgomery evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 as of December 31, 2005. Based upon that evaluation, Montgomery’s chief executive officer and chief financial officer has concluded that Montgomery’s disclosure controls and procedures were ineffective in the following respects.

Montgomery was unprepared to present the required disclosure in this annual report on Form 10-KSB on April 17, 2006, the date the report was required to be filed (including the 15-day extension available pursuant to Rule 12b-25) in a timely manner. In an effort to improve its disclosure controls and procedures and return to timely reporting, Montgomery has taken the following actions.

Montgomery has retained the firm of Armanino McKenna, LLP to act as its Sarbanes Oxley Section 404 consultants and has agreed to pay a fee of approximately $175,000 for the initial investigation and analysis of Montgomery’s internal controls and procedures.

Montgomery hired additional staff accounting members in 2005 to assist in bringing its Securities and Exchange Commission filings current. At the board of directors meeting on February 6, 2006, the board specially allocated $375,000 to assist with the accounting and reporting issues and to permit Montgomery to implement a new general ledger system.

            Other than as described above, there have been no changes in Montgomery’s internal controls or financial reporting in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, Montgomery’s internal control over financial reporting, and there were no corrective actions regarding significant deficiencies or material weaknesses.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Election of Directors

Montgomery’s board of directors currently consists of four members. Montgomery’s articles of incorporation provide for the election of the entire board of directors at each annual meeting of stockholders, with each director to serve until the next annual meeting and until such director’s successor is elected and qualified.

The following table sets forth the name, age, and position of each current director of Montgomery:

Name	Age	Title

Dinesh Maniar	65	Chairman and President
James M. Hanavan	61	Director and Secretary
Arthur A. Torres	59	Director
Michael R. Sears	55	Director

Dinesh Maniar has been an industrial and commercial real estate developer since 1973. Mr. Maniar is president of the Maniar Investment Group, consisting principally of DIMC and several affiliated companies active in residential, retail and office development, management and investment. Mr. Maniar has built and leased commercial buildings of approximately 2,000,000 square feet. Several of Mr. Maniar’s projects have been purchased by such companies as Prudential Life Insurance Company, Bank of America Trust Company, Equitable Life Assurance Company, and Grosvenor International. Mr. Maniar’s projects have been occupied by leading national and international firms such as Japan Foods (Kikkoman), Coca-Cola, Duracell, Aero Electronics, Bally, OMI, Mead Paper, and National Semiconductor.

James M. Hanavan is of counsel with the San Francisco law firm Craigie, McCarthy & Clow. He was a stockholder in the San Francisco office of the law firm of Bullivant Houser Bailey PC beginning in June 1997 and, prior to that, a senior litigation partner with Gordon & Rees, LLP. Mr. Hanavan has over 20 years experience specializing in the defense of accountants, attorneys, financial planners, ERISA plan administrators, real estate brokers, and other professionals. Mr. Hanavan has substantial experience in real estate-related litigation, as well as in providing business counseling and transactional services, for a variety of clients. Mr. Hanavan received his Bachelor of Science degree from Pennsylvania State University in 1967 and his Juris Doctor degree from American University, Washington College of Law, in 1973.

             Senator Arthur A. Torres (retired) has served as the elected Chairman of the California Democratic Party since 1996, overseeing more than 24 core employees in three statewide offices and over 1,500 employees during an election cycle. Senator Torres served 20 years in the California State Legislature, eight as a member of the State Assembly and 12 as a State Senator. He was the Governor’s appointee to the Managed Care Commission, which oversees HMOs in California. Senator Torres currently serves as a member of  the Princeton Review Advisory Board, Heal the Bay (Santa Monica) Board of Governors,  and the One Legacy (Southern California Organ Procurement Center). He is also a member of the Executive Committee of the Democratic National Committee and is the elected Treasurer of the National Association of Democratic State Chairs and a member of the Commission on Presidential Nomination Timing and Scheduling. Senator Torres served as the President of the Walter Kaitz Foundation, a nonprofit foundation committed to increasing diversity in the cable broadband industry from 2001-2003, and also served for three years as the United States Senate Appointee to the Commission on International Migration and Cooperative Economic Development, culminating in a report to President Bush and the Congress on immigration and international economic reforms. Senator Torres is also a frequent commentator and guest on cable and network television. He holds Bachelor and Juris Doctorate degrees from the University of California and has held an appointment as a John F. Kennedy teaching fellow at Harvard University.

Michael R. Sears is a managing director with GMAC Capital Markets Corporation. Mr. Sears’ resume includes service as a senior investment banker in the mortgages department of Bear Stearns & Company, Inc., as the assistant executive director of the Denver Housing Authority, and as the assistant to the president and chief executive officer of the New York State Urban Development Corporation. Mr. Sears is a member of the Mortgage Bankers Association, the National MultiHousing Council, and the Urban Land Institute. Mr. Sears obtained his Bachelor of Arts degree from the University of Denver in 1975.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto furnished to Montgomery during or respecting its fiscal year ended December 31, 2005, and its last fiscal year ended December 31, 2006, and any written representation referred to in Paragraph (b)(2)(i) of Item 405 of Regulation S-B, no person who, at any time during the fiscal year ended December 31, 2005, and the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of Montgomery’s equity securities, or any other person known to be subject to Section 16 of the Securities Exchange Act of 1934 failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act during the most recently-completed full fiscal year or any prior fiscal year.

Code of Ethics

Montgomery has adopted a code of ethics that applies to its chief executive officer and chief financial officer, who also performs the functions of a chief accounting officer. A copy of the code of ethics will be provided upon request, without charge.

ITEM 10. EXECUTIVE COMPENSATION

Dinesh Maniar, Montgomery’s chief executive and chief financial officer, performs executive management functions only and does not directly supervise any of Montgomery’s day-to-day activities. Mr. Maniar does not devote his full time to Montgomery and receives no compensation for his services. Montgomery does not intend to compensate Mr. Maniar during 2006 and 2007.

All of Montgomery’s day-to-day activities are performed by DIMC pursuant to its written management agreement as discussed herein. DIMC is compensated for these services as discussed below in Item 12, Certain Relationships and Related Transactions: Reimbursement to DIMC for Office Use and Administrative Support.

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

Name of Person or Group(1)	Nature of Ownership(2)	Number of Shares	Percentage of Ownership
Directors and Principal Stockholders:
Dinesh Maniar President and Chairman	Common Stock	16,000,000(3)	97.0%
James M. Hanavan Director and Secretary	Common Stock	--	--
Arthur A. Torres Director	Common Stock	--	--
Michael R. Sears Director	Common Stock	--	--
All Executive Officers and Directors as a Group (five persons)	Common Stock Total	16,000,000	97.0%

________________________

*	Less than 1%.
(1)	Unless otherwise indicated, the address of the each of the foregoing persons is in care of Montgomery at its corporate office.
(2)

Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(3)	Includes 16,000,000 shares held of record by Dinesh Maniar. Does not include shares held by an adult child living outside of Mr. Maniar’s house.

Equity Compensation Plan Information

Montgomery has no securities authorized for issuance under any equity compensation plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm’s-length negotiations.

Reimbursement to DIMC for Office Use and Administrative Support

Montgomery obtains the use of office facilities and related administrative support from DIMC, a corporation owned by Mr. Maniar, Montgomery’s president, director, and principal stockholder. DIMC’s executive offices are located at 400 Oyster Point Boulevard, Suite 415, South San Francisco, California. In addition, Montgomery reimburses DIMC for the use of communications and data processing systems, secretarial and administrative services, office supplies, and related support at their approximate allocable direct cost, as estimated by DIMC, with a minimum monthly payment of $20,000. Management estimates that the total amount to be reimbursed to DIMC for office use and administrative support during 2007 will not exceed $240,000.

Montgomery uses DIMC’s professional property management and development staff, including attorneys, accountants, engineers, and similar professionals, to handle all day-to-day administrative matters for Montgomery, together with such other matters as may be determined by Montgomery’s management in connection with Montgomery’s business activities. Montgomery reimburses DIMC its direct costs for such services, including allocable payroll burdens, employee benefits, and related costs, as provided in the management agreement between DIMC and Montgomery discussed above. Such costs vary depending on the nature and extent of services actually required by Montgomery.

Amounts reimbursed by Montgomery to DIMC under the foregoing arrangements may include reimbursement of salaries to persons who may also serve as officers and directors of Montgomery.

Management and Development Agreements with DIMC for Montgomery’s Texas Properties

In February 2006, Montgomery entered into four contracts with DIMC. DIMC is 100% owned by Dinesh Maniar, the principal stockholder and president of Montgomery. The four contracts are as follows:

(1)        Property Management Agreement between Montgomery and DIMC whereby DIMC will be the property manager for Montgomery’s London Square Apartments in Austin, Texas. The contract calls for DIMC to receive 3% of the gross rents as compensation for management, together with direct reimbursement for payroll and related third-party expenses.

(2)        Property Management Agreement between Montgomery and DIMC whereby DIMC will be the property manager for Montgomery’s Glen Oaks Apartments in Austin, Texas. The contract calls for DIMC to receive 3% of the gross rents as compensation for management, together with direct reimbursement for payroll and related third-party expenses.

(3)        Property Management Agreement between Montgomery and DIMC whereby DIMC will be the property manager for Montgomery’s Ashdale Garden Apartments in Austin, Texas. The contract calls for DIMC to receive 3% of the gross rents as compensation for management, together with direct reimbursement for payroll and related third-party expenses.

(4)        Development Consulting Agreement between Montgomery and DIMC whereby DIMC will supervise and monitor the renovation and/or redevelopment of the London Square Apartments, the Glen Oaks Apartments, and the Ashdale Garden Apartments. DIMC will receive 15% of the renovation expenditures as an administration fee and will be reimbursed by Montgomery for all third-party labor, material, and professional construction expenses, including building permits and similar items.

These agreements, which were made effective as of July 7, 2005, can be terminated by Montgomery upon 30 days’ written notice. These agreements were approved by Montgomery’s independent audit committee and its board of directors. The property management agreements for the London Square Apartments and the Ashdale Garden Apartments were terminated upon Montgomery’s sale of these properties.

Commission Paid to DIMC as Real Estate Broker

DIMC, which is 100% owned by Dinesh Maniar, acted as broker for Montgomery with respect to the sale of the Orchard Supply Shopping Center and received a commission of $238,500, or 3% of the gross sales price in January 2005.

In June 2006, DIMC acted as broker for Montgomery with respect to the sale of the Eccles Project and received a commission of $315,000, or 3% of the gross sales price, and in October 2006, DIMC acted as broker for Montgomery with respect to the sale of the Ashdale Garden Apartments and received a commission of $64,500, or 3% of the gross sales price.

In each instance, DIMC’s role as broker and amount of the commission paid were approved by Montgomery’s board of directors with Dinesh Maniar abstaining.

ITEM 13. EXHIBITS

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation	Incorporated by reference from the Registration Statement on Form 10-SB filed January 19, 2000, SEC File No. 000-28981.

3.02	Amendment to Articles of Incorporation	Incorporated by reference from the Registration Statement on Form 10-SB filed January 19, 2000, SEC File No. 000-28981.

3.03	Bylaws	Incorporated by reference from the Registration Statement on Form 10-SB filed January 19, 2000, SEC File No. 000-28981.

Item 10	Material Contracts
10.01	Purchase and Sale Agreement dated effective May 5, 1999, by and between Dinesh Maniar and Montgomery Realty Group, Inc.	Incorporated by reference from the Registration Statement on Form 10-SB filed January 19, 2000, SEC File No. 000-28981.

Exhibit Number*	Title of Document	Location
10.06

Contract for Management Agreement dated June 9, 1999, by and between Montgomery Realty Group, Inc. and Diversified Investment and Management Corporation, relating to management services provided to Montgomery

Incorporated by reference from the Registration Statement on Form 10-SB filed January 19, 2000, SEC File No. 000-28981.

10.07	Purchase and Sale Agreement effective July 17, 2003, between Dinesh Maniar (Seller) and Montgomery Realty Group, Inc. (Buyer)	Incorporated by reference from the Current Report on Form 8-K filed August 12, 2003.

10.08	Development Consulting Agreement between Diversified Investment & Management Corporation (Consultant) and Montgomery Realty Group, Inc. (Owner) dated August 1, 2003	Incorporated by reference from the Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2003, filed November 20, 2003.

10.11	Promissory Note dated March 31, 2004, in the original principal amount of $100,000, payable by Montgomery Realty Group, Inc. to Dinesh Maniar	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2003, filed April 14, 2004.

10.12	Promissory Note dated June 29, 2004, in the original amount of $50,000 payable by Montgomery Realty Group, Inc. to Dinesh Maniar	Incorporated by reference from the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed August 16, 2004.

10.13	Purchase and Sale Agreement by and between Montgomery Realty Group, Inc. and Paul Pries effective September 1, 2004	Incorporated by reference from the Current Report on Form 8-K filed September 14, 2004.

10.14	Line of Credit Secured by Stock Conversion Option Letter Agreement between Montgomery Realty Group, Inc., and Dynamic Sciences International, Inc. accepted November 5, 2004	Incorporated by reference from the Current Report on Form 8-K filed November 12, 2004.

10.15	Form of promissory note used for all 2004 loans from Dinesh Maniar	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed August 23, 2005.

Exhibit Number*	Title of Document	Location
10.16	Assignment of Purchase Agreement between Mark D. Zimmerman, Qualified Exchange Accommodator for Montgomery Realty Group, Inc. and John DiMeglio, effective June 17, 2005	Incorporated by reference from the Current Report on Form 8-K filed June 27, 2005.

10.17	Purchase Agreement among London Acquisitions, Inc. and Mark D. Zimmerman as Qualified Exchange Accommodator for Montgomery Realty Group, Inc., dated June 10, 2005	Incorporated by reference from the Current Report on Form 8-K filed June 29, 2005.

10.18	Purchase and Sale Agreement between Mark D. Zimmerman, Qualified Exchange Accommodator for Montgomery Realty Group, Inc., and LaSalle Bank National Association, dated June 29, 2005	Incorporated by reference from the Current Report on Form 8-K filed July 5, 2005.

10.19	Purchase and Sale Agreement between Montgomery Realty Group, Inc. and Dinesh Maniar effective June 29, 2005	Incorporated by reference from the Current Report on Form 8-K filed July 6, 2005.

10.20	Development Consulting Agreement between Montgomery Realty Group, Inc. and Diversified Investment & Management Corporation dated February 6, 2006	Incorporated by reference from the Current Report on Form 8-K filed February 9, 2006.

10.21	Schedule and Form of Property Management Agreements between Montgomery Realty Group, Inc., and Diversified Investment & Management Corporation dated February 6, 2006	Incorporated by reference from the Current Report on Form 8-K filed February 9, 2006.

10.22	Purchase and Sale Agreement and Joint Escrow Instructions between Montgomery Realty Group, Inc. and Gull Avenue, LLC, dated March 1, 2006	Incorporated by reference from the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, filed May 4, 2006.

Exhibit Number*	Title of Document	Location
10.23	First Amendment to the Purchase and Sale Agreement between Gull Avenue, LLC, and Montgomery Realty Group, Inc., dated March 28, 2006	Incorporated by reference from the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, filed May 4, 2006.

10.24	Purchase and Sale Agreement between Montgomery Realty Group, Inc., and The Vincenti Family Trust dated August 4, 2006	Incorporated by reference from the Current Report on Form 8-K filed August 8, 2006.

10.25

Purchase and Sale Agreement and Joint Escrow Instructions between SPI Willow Pass, LLP, and Mark D. Zimmerman, as Qualified Exchange Accommodator for Montgomery Realty Group, Inc., and Montgomery Realty Group, Inc., dated August 14, 2006

Incorporated by reference from the Current Report on Form 8-K filed August 18, 2006.

10.26	Loan Assumption Agreement among The Vincenti Family Trust, Montgomery Realty Group, Inc., Dinesh Maniar, and CMR Realty Fund, LLC, dated October 2, 2006	Incorporated by reference from the Current Report on Form 8-K filed October 18, 2006.

10.27

Fourth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among SPI Willow Pass, L.P., Seller, Mark D. Zimmerman, Qualified Exchange Accommodator, and Montgomery Realty Group Inc., Buyer, dated September 18, 2006

Incorporated by reference from the Current Report on Form 8-K filed December 7, 2006.

10.28

Fifth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among SPI Willow Pass L.P., Seller, Mark D. Zimmerman, Qualified Exchange Accommodator, and Montgomery Realty Group, Inc., Buyer, dated November 3, 2006

Incorporated by reference from the Current Report on Form 8-K filed December 7, 2006.

10.29	Promissory Note for $80,000 between Montgomery Realty Group, LLC, Borrower, and Dinesh Maniar, Lender, dated November 30, 2006	Incorporated by reference from the Current Report on Form 8-K filed December 7, 2006.

Exhibit Number*	Title of Document	Location
10.30

Deed of Trust, Note and Other Loan Document Assumption and Release Agreement, dated December 1, 2006, between LaSalle Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-LDP5 (Lender), and Montgomery Realty Group, LLC (Borrower)

Incorporated by reference from the Current Report on Form 8-K filed December 7, 2006.

10.31	Property Management Agreement between Montgomery Realty Group, LLC, and Diversified Investment & Management Corporation, dated November 27, 2006	Incorporated by reference from the Current Report on Form 8-K filed December 7, 2006.

10.32	Purchase and Sale Agreement and Joint Escrow Instructions between Montgomery Realty Group, Inc. and Cypress Real Estate Advisors, Inc. dated February 23, 2007	Incorporated by reference from the Current Report on Form 8-K filed February 28, 2007.

10.33	Agreement of Purchase and Sale and Joint Escrow Instructions between Montgomery Realty Group, Inc., and Woodflame, Inc., dated June 14, 2007	This filing.

Item 16	Letter on Change in Certifying Accountant
16.01	Deloitte & Touche LLP letter to United States Securities and Exchange Commission dated November 23, 2005	Incorporated by reference from the Current Report on Form 8-K/A filed November 28, 2005.

Item 31	Rule 13a-14(a)/15d-14(a) Certification
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Exhibit Number*	Title of Document	Location
Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

_______________

*

The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed with the SEC as exhibits to previous filings, but no longer required.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by PKF, Certified Public Accountants, for professional services rendered for the audit of Montgomery’s annual financial statements for the fiscal year ended December 31, 2005, and for the reviews of the financial statements included in Montgomery’s quarterly reports on Form 10-QSB for that fiscal year were $63,482. The fees billed by PKF for re-auditing Montgomery’s 2004 financial statements were approximately $24,000. The aggregate fees billed by Deloitte & Touche, LLP, for professional services rendered for the audit of Montgomery’s annual financial statements for the fiscal year ended December 31, 2004, and for the reviews of the financial statements included in Montgomery’s quarterly reports on Form 10-QSB for that fiscal year were $47,158.

Audit Related Fees

PKF, Certified Public Accountants, did not bill Montgomery for any professional services that were reasonably related to the performance of the audit or review of financial statements for the fiscal year ended December 31, 2005, that are not included under the audit fees above. Deloitte & Touche, LLP, did not bill Montgomery for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended December 31, 2004, that are not included under audit fees above.

Tax Fees

The aggregate fees billed by Deloitte & Touche Tax LLP, for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2005, were $6,940. Those fees were charged for tax compliance in connection with the preparation of the tax returns for the year ending December 31, 2005. The aggregate fees billed by Deloitte & Touche, LLP, for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2004, were $5,890. Those fees were charged for tax compliance in connection with the preparation of the tax returns for the year ending December 31, 2004.

All Other Fees

Neither PKF, Certified Public Accountants nor Deloitte & Touche, LLP performed any services for Montgomery or charged any fees other than the services described above under “Audit Fees” and “Tax Fees” for either the fiscal year ended December 31, 2005, or the fiscal year ended December 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONTGOMERY REALTY GROUP, INC.
(Registrant)

Date: October 10, 2007	By: /s/ Dinesh Maniar
Dinesh Maniar, President
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Date: October 10, 2007	/s/ Dinesh Maniar
Dinesh Maniar, Chairman

Date: October 10, 2007	/s/ James M. Hanavan
James M. Hanavan, Director

Date: October 10, 2007	/s/ Arthur A. Torre
Arthur A. Torres, Director

Date: October 10, 2007	/s/ Michael R. Sears
Michael R. Sears, Director

MONTGOMERY REALTY GROUP, INC.

FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2005 AND 2004 AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED
DECEMBER 31, 2005 AND 2004:

Balance Sheets	F-3

Statements of Operations	F-6

Statements of Stockholders’ Deficit	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Montgomery Realty Group, Inc.

South San Francisco, California

We have audited the accompanying balance sheets of Montgomery Realty Group, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montgomery Realty Group, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

San Diego California	/s/ PKF
July 18, 2007, (except for Note 7, as to	Certified Public Accountants
which the date is September 7, 2007)	A Professional Corporation

MONTGOMERY REALTY GROUP, INC.

BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
PROPERTY:
Land	$2,700,171	$989,500
Building	8,006,852	1,050,000
Improvements	3,270,562	3,093,088

Total	13,977,585	5,132,588

Less: accumulated depreciation	(2,250,762)	(2,058,569)

Property—net	11,726,823	3,074,019
ASSETS HELD FOR SALE—DISCONTINUED OPERATIONS	—	8,095,449
CASH	214,585	8,837
TENANT RECEIVABLES	56,507	32,213
PREPAID EXPENSES AND OTHER ASSETS	100,688	181,859
DEFERRED LOAN COSTS, Net of accumulated amortization of $267,176
and $267,176, respectively	21,736	32,190
DEFERRED TAX ASSET	640,954	1,615,268

TOTAL ASSETS	$12,761,293	$13,039,835

LIABILITIES AND STOCKHOLDERS&#65533; DEFICIT
LIABILITIES:
Notes payable	$12,550,317	$6,691,991
Notes payable—related party	130,000
Accounts payable	336,633	52,936
Accrued interest	92,944	48,738
Notes payable held for sale—discontinued operations	1,499	8,495,521
Security deposits and prepaid rent	30,043	29,039
Rental credit liability	348,699	—
Accrued property taxes	214,817	—
Tenant prepaid liability	60,360	—
Other liabilities	187,704	—

Total liabilities	13,823,016	15,448,225

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS&#65533; DEFICIT:
Common stock, $0.001 par value—authorized 80,000,000 shares; issued
and outstanding, 16,500,000 shares at December 31, 2005 and 2004	16,500	16,500
Preferred stock, $0.001 par value—authorized 20,000,000 shares; no
shares issued and outstanding at December 31, 2005 and 2004	—	—
Additional capital	1,882,869	1,692,742
Accumulated deficit	(2,961,092)	(4,117,632)

Total stockholders&#65533; deficit	(1,061,723)	(2,408,390)

TOTAL LIABILITIES AND STOCKHOLDERS&#65533; DEFICIT	$12,761,293	$13,039,835

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
REVENUES:
Rent	$1,079,380	$722,076
Other	47,182	533

Total revenues	1,126,562	722,609

EXPENSES:
Real estate taxes	330,354	179,548
Utilities	170,389	271
Repairs and maintenance	136,359	10,790
General building	11,283	4,952
Administration	461,594	26,116
Insurance	55,899	6,372
Management fee—related party	233,297	5,179
Management fee—third party	107,619	—
Depreciation	192,196	104,127
Amortization	116,968	47,268
Bad debt expense	31,274	—
Impairment of Property Value	—	353,772

Total expenses	1,847,232	738,395

INCOME (LOSS) BEFORE INTEREST EXPENSE, INCOME TAXES,
AND DISCONTINUED OPERATIONS	(720,670)	(15,786)

INTEREST EXPENSE—Net	(840,313)	(449,907)

LOSS BEFORE INCOME TAXES AND DISCONTINUED
OPERATIONS	(1,560,983)	(465,693)
INCOME TAX BENEFIT	855,686	168,606

LOSS FROM CONTINUING OPERATIONS	(705,297)	(297,087)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of tax provision
benefit) of $13,358 and ($66), respectively	(236,323)	(42,229)
Gain on sale of property, net of tax provision of $1,876,573	2,098,160	—

NET INCOME (LOSS)	$1,156,540	$(339,316)

LOSS PER COMMON SHARE FROM CONTINUING
OPERATIONS—Basic and diluted	$(0.043)	$(0.018)

INCOME PER COMMON SHARE FROM DISCONTINUED
OPERATIONS—Basic and diluted	$0.001	$(0.003)

NET INCOME (LOSS) PER COMMON SHARE—Basic and diluted	$0.070	$(0.021)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES,
BASIC AND DILUTED	16,500,000	16,500,000

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF STOCKHOLDERS&#65533; DEFICIT
YEARS ENDED DECEMBER 31, 2005 AND 2004

	Shares of Common Stock	Common Stock	Additional Capital	Accumulated Deficit	Total
BALANCE—January 1, 2004	16,500,000	$16,500	$1,692,742	$(3,778,316)	$(2,069,074)
Net income	-	-	-	(339,316)	(339,316)

BALANCE—December 31, 2004	16,500,000	16,500	1,692,742	(4,117,632)	(2,408,390)
Addition to paid-in-capital	-	-	190,128	-	190,128
Net income	-	-	-	1,156,540	1,156,540

BALANCE—December 31, 2005	16,500,000	$16,500	$1,882,870	$(2,961,092)	$(1,061,722)

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$1,156,540	$(339,316)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Bad debt expense	31,274	-
Depreciation and amortization	384,096	253,892
Impairment of property value	-	353,772
Gain on sale of property	(3,974,733)
Deferred rent receivable	-	(13,304)
Deferred taxes	974,315	(191,644)
Write-off of deferred loan costs	-	20,205
Change in:
Tenant receivables	(55,568)	4,583
Prepaid expenses and other assets	52,061	(164,004)
Accounts payable	472,902	(68,482)
Accrued interest	44,206	39,320
Accrued property taxes	214,815	-
Rental credit liability	348,699	-
Tenant prepaid liability	60,359	-
Security deposits and prepaid rent	(8,996)	-

Net cash used in operating activities	(300,030)	(104,978)

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of note receivable	-	(20,000)
Additions to property	(9,041,894)	-
Additional paid-in-capital from property disposition	190,127	-
Proceeds from sale of assets held for sale	3,709,477

Net cash (used in) provided by investing activities	(5,142,290)	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	6,421,600	480,000
Principal repayments on notes payable	(592,086)	(371,617)
Payment of loan fees	(181,446)	(46,386)

Net cash provided by (used in) financing activities	5,648,068	61,997

DECREASE IN CASH	205,748	(62,981)
CASH—Beginning of year	8,837	71,818

CASH—End of year	$214,585	$8,837

SUPPLEMENTAL CASH FLOW INFORMATION:
Acquisition of property subject to notes payable	$925,179	$-

Sale of property subject to notes payable	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities assumed by purchaser on sale of assets	$4,859,709	$-

See notes to the financial statements.

MONTGOMERY REALTY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

1.	ORGANIZATION, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Ownership Structure—Montgomery Realty Group, Inc. (the “Company”) was formed on August 20, 1997, and did not have significant operations from its formation through June 7, 1999. On June 8, 1999, the Company completed the acquisition of four properties in the San Francisco Bay Area (the “Properties”) held by Dinesh Maniar, a private investor (“Mr. Maniar”), in exchange for 16,000,000 shares of the Company’s common stock and the assumption of the outstanding indebtedness of the Properties. The acquisition of the Properties has been accounted for as a “reverse acquisition” and recapitalization whereby, for financial reporting purposes, the Properties acquired the Company.

The Properties acquired from Mr. Maniar on June 8, 1999, were as follows:

Name	Location	Use	Maniar Acquisition Date
Keker & Van Nest Office Building	San Francisco, CA	Professional offices	1980
Orchard Supply Shopping Center	San Ramon, CA	Retail shopping center	1991
San Ramon Retail Center	San Ramon, CA	Retail shopping center	1991
Eccles Project	South San Francisco, CA	Land	1980

Management Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Property is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years.

Maintenance and minor repairs and replacements are expensed when incurred.

Impairment of Long-Lived Assets—The Company assesses the impairment of its long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Measurement of any impairment loss is based on the estimated fair value of the investment. As a result of the Company’s review for impairment, the Company recognized a noncash impairment loss of $353,772 to reduce the value of the Front Street Office Building to its estimated fair value at December 31, 2004. No impairment losses were recorded in 2005.

Prepaid expenses and other assetsprimarily consist of prepaid insurance and other operating expenses.

Deferred loan costs are amortized on a straight-line basis over the term of the loan.

Revenue Recognition—Rental revenue is recognized in an amount equal to minimum base rent plus fixed rental increases amortized on a straight-line basis over the term of the lease. Differences between revenue recognized and amounts due under the lease agreement are recorded as deferred rent receivable in the accompanying balance sheets. Tenant recoveries are recognized when earned.

Income taxes are accounted for using the asset and liability method, under which deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

Basic and diluted loss per share are computed by dividing net loss by the weighted average number of shares outstanding of 16,500,000 in 2005 and 2004, respectively.

Prior Year Reclassifications—Certain reclassifications have been made to the 2004 financial statements in order to conform to the 2005 presentation due to discontinued operations.

2.	PROPERTY

Net book value of the property at December 31, 2005 and 2004, and the most recent appraisal values are as follows:

	Net Book Value		Appraisal	Appraisal
Property	2005	2004	Value	Date

Keker & Van Nest Office Building	$2,430,394	$2,534,722	$6,750,000	October 1998
Orchard Supply Shopping Center	-	3,631,668	6,500,000	September 1998
London Square Apartments	3,348,269	-	3,300,000	June 2005
Glen Oaks Apartments	3,469,498	-	3,700,000	November 2005
Ashdale Gardens Apartments	1,939,163	-	2,190,000	November 2006
Eccles Project	539,500	539,500	12,370,000	February 2002
Front Street Office Bldg.	-	4,079,495	4,420,000	April 2005

Total	$11,726,824	$10,785,385	$39,230,000

Appraisal values are derived from independent appraisal reports prepared by members of the Appraisal Institute. Determination of estimated market value involves subjective judgment because the actual market value of a real estate investment can be determined only by negotiation between the parties in a sales transaction.

On July 25, 2003, the San Ramon Retail Center was sold to an unrelated party for a gross sales price of $1,891,625. Related selling costs were $82,689. A gain on disposal of $895,988 was recorded in 2003. As a result of the sale of the San Ramon Retail Center, the Company has included the operations of San Ramon Retail Center as discontinued operations in the accompanying 2004 statements of operations.

3.	NOTES PAYABLE

Notes payable as of December 31, 2005 and 2004, were as follows:

	2005	2004

Promissory note with a bank in the principal amount of $4,800,000, dated November 25, 1998. The note is secured by deeds of trust and assignment of rents on Keker & Van Nest Office Building and bears interest at the fixed rate of 6.67% per annum through
January 1, 2009. Monthly interest and principal payments of
$30,878 are required through January 1, 2009, when the remaining
principal and accrued interest are due and payable.	$ 4,392,044	$ 4,468,205

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
Orchard Supply Shopping Center was sold and Montgomery’s
obligations under this note were assumed by the buyer. The note balance and secured property are refected as discontinued
operations on the accompanying balance sheet.	-	4,746,209

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
further extended for one year with a principal balance of $2,246,054,
12 monthly principal and interest payments of $19,367.19 each.
The principal and accrued interest are now due and payable on
are now due and payable on September 15, 2005.	2,158,273	2,223,786

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
was extended for a six-month period, with month interest only payments and the remaining principal and accrued interest due on February 26, 2005. Subsequent to December 31, 2004, the
note was further extended to August 26, 2005.	-	2,800,000

		(continued)

	2005	2004

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
to bear a fixed interest rate of 13.5% with monthly interest only payments and matured on February 1, 2005. Subsequent to
December 31, 2004, the maturity date was extended to
August 1, 2005.	$ -	$ 900,000

Promissory note with a bank in the principal amount of $2,400,000 dated June 23, 2005. The note is secured by a deed of trust covering the London Square Apartments complex. The note bears interest at 12%. Loan was to be paid in 6 regular monthly interest-only payments of $24,000 each, with the principal and remaining
accrued interest due on January 1, 2006. The note was
extended for 18 additional months with 18 regular monthly interest payments of $24,000 each. The principal and accrued interest
are now due and payable on July 1, 2007.	2,400,000	-

Promissory note with a bank in the principal amount of $2,300,000 dated June 24, 2005. The note is secured by a deed of trust covering the Glen Oaks Apartments complex. The note bears interest
at 12%. Loan was to be paid in 6 regular monthly interest-only payments of $23,000 each, with the principal and remaining
accrued interest due on January 1, 2006. The note was
extended for 18 additional months with 18 regular monthly interest payments of $23,000 each. The principal and accrued interest
are now due and payable on July 1, 2007.	2,300,000	-

Promissory note with a bank in the principal amount of $1,300,000 dated June 26, 2005. The note is secured by a deed of trust covering the Ashdale Gardens Apartments complex. The note bears interest at 12%. Loan was to be paid in 6 regular monthly interest-only payments of $13,000 each, with the principal and remaining
accrued interest due on January 1, 2006. The note was
extended for one year with 12 regular monthly interest
payments of $13,000 each. The principal and accrued interest
were due and payable on December 31, 2006. Property was sold to	1,300,000	-
an unrelated party and note was assigned to seller on October 12, 2006.

A line of credit in the amount of $600,000 dated January 21, 2005.
The line of credit is a junior related amendment to the promissory note in the principal amount of $2,500,000 for the Eccles lot.
The line of credit bears interest at at the prime rate plus 1.5%
(initially 5.25%). Loan was to be paid in 8 regular monthly interest and principal payments, with the remaining principal and accrued interest due on August 25, 2005. A total of $401,600 was drawn
and repaid in August 2005.	-	-
		(Continued)

	2005	2004

The following loans are outstanding with the majority shareholder,
Mr. Dinesh Maniar:
On October 21, 2004, in the principal amount of $40,000 with interest, payable monthly, at the rate of 10% per annum. Interest accrual began on November 1, 2004, and all outstanding principal
and accrued interest are due and payable on October 31, 2005.	$ -	$ 40,000

On November 22, 2004, in the principal amount of $20,000 with interest, payable monthly, at the rate of 10% per annum. Interest accrual began on December 1, 2004, and all outstanding principal
and accrued interest are due and payable on November 30, 2005.	-	20,000

On December 13, 2004, in the principal amount of $40,000 with interest, payable monthly, at the rate of 10% per annum. Interest accrual began on January 1, 2005, and all outstanding principal
and accrued interest are due and payable on December 31, 2005.	-	40,000

On December 21, 2004, in the principal amount of $30,000 with interest, payable monthly, at the rate of 10% per annum. Interest accrual began on January 1, 2005, and all outstanding principal
and accrued interest are due and payable on December 31, 2005.	-	30,000

Total	$ 12,550,317	$ 15,268,200

		(Concluded)

On January 5, 2005, all of the foregoing loans from the majority shareholder were paid in full, together with accrued interest thereon.

Interest expense of $83,511 and $138,394 was capitalized during the years ended December 31, 2005 and 2004, respectively. Interest paid on all promissory notes in 2005 and 2004 was $1,041,632 and $1,031,542, respectively.

As of December 31, 2005, principal installments due on the notes payable subsequent to December 31, 2005, are as follows:

2006	$1,441,673
2007	4,841,673
2008	141,673
2009	4,155,942
2010	65,512

Total	$10,646,473

4.	OPERATING LEASES WITH TENANTS

The rental operations include leasing commercial office and retail space to tenants under non-cancelable operating leases. As of December 31, 2005 and 2004, one tenant occupied 22% and 22%, respectively, of leasable square feet and represented 44% and 44% of total 2005 and 2004 revenue, respectively. As of December 31, 2005 and 2004, another tenant under a month-to-month lease occupied 52% and 52%, respectively, of leasable square feet and represented 35% and 35% of total 2005 and 2004 revenue, respectively.

Minimum future rental payments under noncancelable operating leases extending past December 31, 2005, are summarized as follows:

2006	$295,950
2007	132,159
2008	388,404
2009	356,037
2010	-
Thereafter	-

Total	$1,172,550

The Keker & Van Nest office building is leased in its entirety to Keker & Van Nest, L.P., a San Francisco law firm, together with certain of its partners. Keker & Van Nest prevailed in an arbitration hearing on or about December 15, 2005, at which the arbitrator reduced the “leasable size” of the premises from 22,300, as provided for in the lease, to approximately 18,000 square feet, and reduced the rent per square foot from approximately $32 to just over $24. These two factors resulted in a reduction of the rent from $59,190 per month to approximately $32,000 per month, a diminution of approximately 44%.

In order to reduce future legal costs, the Company’s management entered into a settlement agreement with Keker & Van Nest, rather than continuing litigation to challenge the arbitrator’s award.

Pursuant to the terms of the settlement, Keker & Van Nest was entitled to a “rent credit” for all rent from July 2006 until August 2007 and remains in possession until the balance of the lease term, which expires on November 30, 2009, at $32,800 per month rent as determined by the arbitrator.

5.	TRANSACTIONS WITH AFFILIATES AND COMMITMENTS AND CONTINGENCIES

The Company has six separate agreements with Diversified Investment & Management Corporation, or DIMC, which is owned by Dinesh Maniar, the majority stockholder of the Company. These agreements are:

(1)        Contract for Management dated June 9, 1999, for management of the Company’s Keker & Van Nest Office Building (and formerly applying to the Eccles Project, the San Ramon Retail Center, and the Orchard Supply Shopping Center);

(2)        Property Management Contract dated February 6, 2006, for management of the Company’s London Square Apartments;

            (3)        Property Management Contract dated February 6, 2006, for management of the Company’s Glen Oaks Apartments;

(4)        Property Management Contract dated February 6, 2006, for management of the Company’s Ashdale Garden Apartments;

(5)        Development Consulting Agreement dated February 6, 2006, for renovation and construction work at the Texas apartments; and

(6)        Property Management Agreement between Montgomery Realty Group, LLC, and Diversified Investment & Management Corporation, dated November 27, 2006, for management of the Company’s Concord Plaza Shopping Center.

Following the sale of the Ashdale Garden Apartments on October 12, 2006, to the Vincenti Family Trust, the agreement between the Company and DIMC was terminated and DIMC agreed to continue to manage the property for the new owner.

DIMC receives $20,000 per month as compensation for its administrative services to the Company, such as legal and accounting services. The property management agreements require the Company to pay to DIMC 3% of the gross rents received by the managed properties and to reimburse DIMC in full for all labor and material at the Texas apartments, which require increased on-site staffing not associated with the other properties. Also, the Company pays DIMC a 15% management surcharge on the construction costs incurred in renovation activities that DIMC undertakes at the Texas apartments in connection with the Development Agreement. The Company has no employees, and therefore, except for the services rendered by its officers, does not engage in the direct operation of its real estate assets. Instead, the Company has delegated this task to DIMC, and DIMC handles all rent collection, repair, and tenant relation issues. Management fees paid were $160,000 in 2005 and $120,000 in 2004. As of December 31, 2004, the Company had prepaid management fees of $10,000. There were no prepaid fees in 2005.

On March 4, 2003, the Company’s Board of Directors agreed to use the services of DIMC as the real estate brokerage firm in connection with the potential sale of the San Ramon Retail Center and/or the Orchard Supply Shopping Center. The agreement provided for an aggregate commission of 2% of the sale price for DIMC’s role in procuring a buyer. Upon the sale of San Ramon Retail Center (see Note 2), the Company paid DIMC $37,833 in commissions.

In January 2005, DIMC acted as the broker to the Company in connection with the sale of the Orchard Supply Shopping Center and was paid a commission of $238,500, or 3% of the gross sales price.

6.        INCOME TAXES

Deferred tax assets and liabilities at December 31, 2005 and 2004, are related primarily to temporary differences resulting from differing tax and book bases of fixed assets, net operating loss carryforwards, and deferred state taxes. Significant components of the Company’s net deferred tax balances at December 31, 2005 and 2004, were as follows:

	2005	2004
Deferred tax assets:
Differing bases of fixed assets	$-	$1,198,077
Net operating loss carryforwards	754,000	428,834
Other	448,000	98,037

Total deferred tax assets	1,202,000	1,724,948

Deferred tax liabilities—deferred state taxes	-	(109,680)
Fixed Assets	(561,000)	-

Net deferred tax assets	641,000	1,615,268

The income tax benefit (expense) consists of the following:
Current state tax	(800)	(800)
Current other tax	-	3,777
Change in the deferred income tax benefit:
Federal	(768,211)	155,892
State	(205,662)	35,752

Net income tax benefit (expense)	$(974,673)	$194,621

The reconciliation between the Company’s effective tax rate on earnings before income taxes and the statutory federal income tax rate of 34% was as follows:

	2005	2004

Statutory federal rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	5.8	5.8
True-up of Federal and State net operating loss carryforwards	0.0	(15.9)
Other	5.97	0.0

Effective tax rate	45.8%	23.9%

As of December 31, 2005, the Company had federal net operating loss carryforwards totaling $652,659, which expire on various dates from 2019 through 2024, and state net operating loss carryforwards totaling $101,393, which expire on various dates from 2006 through 2014. The State of California suspended the ability of corporations to offset taxable income with net operating loss carryforwards for the tax years 2004.

The extent to which the loss carryforwards can be used to offset future taxable income may become limited if changes in the Company’s stock ownership exceed certain defined limits.

Additionally, the Company had a non-expiring alternative minimum tax credit carryforward of $3,102 at December 31, 2005.

7.	SUBSEQUENT EVENTS

On June 20, 2006, the Company sold its Eccles Project for $10,500,000 and the Ashdale Garden Apartments for $2,150,000 on October 12, 2006, to two unrelated parties. The Company treated both sales as a tax-free exchange and used the proceeds from the sale to acquire the Concord Plaza Shopping Center in Concord, California.

The Eccles Project property was held on the Company’s books at approximately $539,000 and the Company’s gain on the sale (prior to closing costs and tax provision) was approximately $9,148,000, for a pre-tax gain of 1,846.3% more than the historical cost. The Eccles Project had previously been appraised as having a value of $13,020,000, so the sale at $10,500,000 resulted in a sale that was 19.35% less than the appraised value.

The net cash proceeds from the sale of the Eccles Project property in the aggregate amount of approximately $6,088,000 were paid to the exchange accommodator. The Company discharged debt of $3,571,209 at the closing.

After closing costs of $27,291 and a tax provision of $3,315,694, the net gain reportable by the Company was $5,803,015. DIMC acted as the Company’s broker in connection with the sale and was paid a commission of $315,000, or 3% of the gross sale price.

The Company had acquired the Ashdale Garden Apartments in June 2005 for a price of approximately $1,950,000, such that the sale resulted in a pre-tax gain of approximately $200,000 prior to commissions and closing costs, or 10.26% more than its purchase price. The Ashdale Garden Apartments had been appraised in November 2005 at $2,090,000 and the sale at $2,150,000 was 2.9% more than the appraised value some seven months earlier.

The net cash proceeds of the sale of Ashdale Gardens Apartments, consisting of approximately $744,000, were transferred to the exchange accommodator at the closing. The sale of the Ashdale Garden Apartments involved an assignment and assumption of the existing $1,300,000 loan to a third party, non-banking lender by The Vincenti Family Trust, purchaser of the Ashdale Garden Apartments.

The Company anticipates reporting a gain of $99,010 (prior to the tax provision of $419,576) from the sale of the Ashdale Garden Apartments. The relief from debt in this transaction was $1,300,000 and of the net cash proceeds from the sale aggregated $744,000. DIMC acted as the Company’s broker in connection with this sale and received a commission of $64,500, or 3% of the gross sale price.

Some of the cash from the exchange was used by the Company for renovation and other costs and to that extent will be subject to federal and state income tax. An analysis of the funds that qualify for the tax-free exchange treatment and the funds that will be taxable is set forth on the following table:

	Debt Relief	Amount of Debt Assumed	Taxable Boot
Eccles Project	$3,571,209	$12,400,000	$0

	Cash Received	Amount of Cash Paid	Taxable Boot
Eccles Project	$6,080,000	$4,999,180	$1,088,820

	Debt Relief	Amount of Debt Assumed	Taxable Boot
Ashdale Garden Apartments	$1,300,000	$12,400,000	$0

	Cash Received	Amount of Cash Paid	Taxable Boot
Ashdale Garden Apartments	$744,987	$644,987	$100,000

Thus, by reason of its withdrawal of cash from the exchange accommodator pursuant to the terms of the exchange accommodator agreements, the Company will report taxable income from cash withdrawn of $1,188,820. Nontaxable gain should be realized because the debt assumed in connection with the acquisition of the Concord Plaza Shopping Center more than offset the debt relief.

Additionally, the Company was required to assume the existing note on the property in the face amount of $12,400,000 and to borrow $80,000 from its principal stockholder and president in order to complete the acquisition of the Concord Plaza Shopping Center.

On April 25, 2007, the Company sold the London Square Apartments in Austin, Texas, for a total sales price of $4,900,000 to an unrelated party. The then-existing loan was paid at closing. The Company structured the transaction as a tax-free exchange under Internal Revenue Code Section 1031, and $2,000,000 of the proceeds were retained by the Company’s qualified exchange accommodator to be reinvested in a qualified replacement property.

On September 7, 2007, the Company completed the acquisition of the 447 Battery Street building in San Francisco, California, for a total purchase price of $7,650,000. Approximately $2,000,000 in proceeds from the sale of the London Square Apartments were used in the acquisition. The Company financed the remaining $5,650,000 at 7% interest per annum with a commercial lender. The loan has monthly payments of approximately $38,000, with the remaining principal and interest due in October 2010.

******